Form 10-Q
period 2024-06-30
Franklin BSP Real Estate Debt BDC
filed 2024-08-12
CIK 2018545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-56653
FRANKLIN BSP REAL ESTATE DEBT BDC
(Exact name of registrant as specified in its charter)

Delaware	1345 Avenue of the Americas, Suite 32A	99-1918767
(State or Other Jurisdiction of Incorporation or Organization)	New York, New York 10105	(I.R.S. Employer Identification No.)
(Address of Principal Executive Office) (Zip Code)
(212) 588-6770
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large-accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2024, the issuer had the following shares outstanding: 10,797,864.24 shares of common stock.

FRANKLIN BSP REAL ESTATE DEBT BDC
FORM 10-Q FOR THE PERIOD FROM MARCH 11, 2024 (DATE OF INCEPTION) TO JUNE 30, 2024

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)	1
Consolidated Statement of Assets and Liabilities as of June 30, 2024 (Unaudited)	1
Consolidated Statements of Operations for the Three Months Ended June 30, 2024 and for the period from March 11, 2024 (inception) through June 30, 2024 (Unaudited)	2
Consolidated Statements of Net Assets for the Three Months Ended June 30, 2024 and for the period from March 11, 2024 (inception) through June 30, 2024 (Unaudited)	2
Consolidated Statement of Cash Flows for the period from March 11, 2024 (inception) through June 30, 2024 (Unaudited)	4
Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	28
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
Signatures	30

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)
(Unaudited)

June 30, 2024
Assets
Investments at fair value:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $87,829)	$88,638
Cash	18,677
Due from Advisor	1,948
Total assets	$109,263

Liabilities
Interest received in advance	$294
Accrued administration fee	440
Accrued organizational costs	585
Accrued offering costs	335
Other payable	1,599
Total liabilities	$3,253

Commitments & Contingencies (Note 6)

Net Assets
Common Shares, $0.001 par value, unlimited shares authorized, 4,200,059 shares issued and outstanding	$4
Paid-in-capital in excess of par value	104,997
Distributable earnings (loss)	1,009
Total net assets	106,010
Total liabilities and total net assets	$109,263
Net asset value per share	$25.24
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30, 2024	For the period from March 11, 2024 (date of inception) to June 30, 2024
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$226	$226
Total investment income	$226	$226

Operating Expenses
Management fee	$68	$83
Administration fee	440	440
Organizational costs	189	585
Other expenses	614	614
Total expenses	$1,311	$1,722
Less: waivers (Note 3)	(1,681)	(1,696)
Net expenses	$(370)	$26

Net investment income	$596	$200

Change in unrealized appreciation (depreciation) from:
Non-controlled, non-affiliated investments	809	809
Net increase in net assets resulting from operations	$1,405	$1,009

Weighted average shares outstanding	512,254	512,254
Net Investment Income per share (basic and diluted)	1.16	0.39
Earnings per share (basic and diluted)	2.74	1.97

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENTS OF NET ASSETS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30, 2024	For the period from March 11, 2024 (date of inception) to June 30, 2024
Increase in net assets resulting from operations:
Net investment income	$596	$200
Net change in unrealized appreciation	809	$809
Net increase in net assets resulting from operations	$1,405	$1,009

Capital share transactions
Issuance of Common Shares, net of offering costs and advisor reimbursement	105,001	105,001
Net increase in net assets resulting from capital share transactions	$105,001	$105,001

Total increase in net assets	$106,406	$106,010
Net assets at beginning of period	(396)	—
Net assets at end of period	$106,010	$106,010

Capital share activity
Shares issued	4,199,999	4,200,059
Net increase in shares outstanding	4,199,999	4,200,059

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

For the period from March 11, 2024 (date of inception) to June 30, 2024
Operating activities:
Net increase (decrease) in net assets from operations	$1,009
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Origination of loans	(88,638)
Loan origination fees collected	812
Net change in unrealized appreciation on investments	(809)
Net (accretion) on investments	(3)
(Increase) decrease in operating assets:
Due from Advisor	(1,613)
Increase (decrease) in operating liabilities:
Accrued administration fee	440
Accrued organizational costs	585
Interest received in advance	294
Other payable	1,599
Net cash provided by (used in) operating activities	$(86,324)

Financing activities:
Proceeds from issuance of shares of Common Shares	$105,001
Net cash provided by (used in) financing activities	$105,001

Net increase (decrease) in cash	$18,677
Cash, beginning of period	—
Cash, end of period	$18,677

Supplemental disclosures of non - cash flow information:

Accrued offering costs net of related advisor reimbursement	$335

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)(2)(6)(8)	Spread Above Reference Rate (3)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets
Senior Mortgage - 83.6%
Hospitality - 8.5%
AVR Eugene Hotel LLC (5)(7)	SOFR+ 3.95%	9.84%	7/9/2026	8,969	$8,843	$8,969	8.5%
Subtotal Hospitality					$8,843	$8,969	8.5%

Multifamily - 75.1%
ALP Delaware, LLC (5)(7)	SOFR+ 3.05%	8.39%	7/9/2026	21,219	$21,007	$21,219	20.0%
CRP/RPM LYV Broadway GP, LLC (5)(7)	SOFR+ 2.80%	8.14%	7/9/2027	44,250	43,919	44,250	41.7%
Smart Living Texas City MM, LLC (5)(7)	SOFR+ 3.80%	9.15%	7/25/2025	14,200	14,060	14,200	13.4%
Subtotal Multifamily					$78,986	$79,669	75.1%

Subtotal Senior Mortgage					$87,829	$88,638	83.6%

Total Investments - 83.6%					$87,829	$88,638	83.6%

(1) All investments are U.S. domiciled.
(2) All debt investments are income-producing, unless otherwise noted.
(3) The investments herein bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR”), which typically resets monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at June 30, 2024. As of June 30, 2024, rates for 1M SOFR, 3M SOFR, 6M SOFR, 12M SOFR are 5.34%, 5.32%, 5.25%, and 5.04%, respectively. Certain investments are subject to a SOFR floor.
(4) Interest rates on investments are annualized.
(5) The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board (as defined below) as required by the Investment Company Act of 1940, as amended (the “1940 Act”). Such investments are valued using significant unobservable inputs (See Note 5 to the consolidated financial statements).
(6) All of the Company’s investments are Non-Control/Non-Affiliate investments. Non-Control/Non-Affiliate investments as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 25.0%/5.0% of the issued and outstanding voting securities.
(7) Represents co-investments made with the Company’s affiliates. Refer to Note 3 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for more information.
(8) All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2024, qualifying assets represent 83.6% of the Company's total assets.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

Note 1 - Organization
Franklin BSP Real Estate Debt BDC (the “Company”) is a newly formed, externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on June 6, 2024 and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a real estate investment trust (“REIT”). The Company was formed as a Delaware statutory trust on March 11, 2024 (date of inception). As a BDC, the Company must comply with certain regulatory requirements.
The Company is externally managed by Benefit Street Partners, L.L.C. (the “Advisor”). The Company’s Advisor is a limited liability company that is registered as an investment advisor with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.
The Company’s investment objectives are to seek to provide high current income while maintaining downside protection. The Company will seek to invest in assets that will enable it to:
•provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;
•preserve and protect invested capital, by primarily focusing on high-quality credit investments supported by current cash-flow and/or limited business plan risk in the underlying assets;
•reduce downside risk through loans with relatively low loan-to-value ratios, meaning we generally invest in less risky loans with low interest rates which are backed by high-quality real assets, with a focus on residential lending and with meaningful borrower equity; and
•provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate (“CRE”) debt with expected lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.
The Company intends to use its proceeds from its private offering of Common Shares (the “offering”) to finance the Company’s investment objectives. The Company’s investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE investments, focused on senior secured, CRE loans across a wide range of geography. The Company will focus its investments in the middle market, with loans in the range of $25—$100 million, across a mix of asset classes, but maintain a focus on multi-family lending. To a lesser extent, the Company may invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).
The Company will seek to focus on a flexible mix of credit and other real estate investments associated with high-quality assets to generate current cash flow. The Company seeks to identify attractive risk-reward investment opportunities with a focus on financing middle market investments.
The Company is a fixed-term BDC, meaning it is an investment vehicle of defined duration. Following the initial closing, the Company will have an investment period (the “Investment Period”) of 18 months during which it may invest capital commitments and reinvest proceeds in line with the Company’s investment strategy. The term of the Company shall not extend beyond the 4 year anniversary of the end of the Investment Period.

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its consolidated financial statements. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies. The functional and reporting currency for the Company is the U.S. dollar.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair statement of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2024.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could differ from those estimates.
Principles of Consolidation
The Company will generally consolidate any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Company’s investment operations and to facilitate the execution of the Company’s investment strategy. Accordingly, the Company consolidated the results of its wholly or substantially owned subsidiaries in its consolidated financial statements.
Cash
Cash as of June 30, 2024, includes cash held in banks.
Income Taxes
The Company intends to elect to be treated as a REIT under the Internal Revenue Code (the “Code”) beginning with the taxable year ending December 31, 2024. Furthermore, the Company intends to operate in such a manner as to qualify for taxation as a REIT under the applicable provisions of the Code so long as the Company’s board of trustees (the “Board of Trustees” or the “Board”) determines that REIT qualification remains in the Company’s best interest.
The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether it is “more-likely-than-not” (i.e., greater than 50-percent) that each tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. The Company did not record any tax provision in the current period. However, management’s conclusions regarding tax positions taken may be subject to review and adjustment at a later date based on factors including, but not limited to, examination by tax authorities on-going analysis of and changes to tax laws, regulations and interpretations thereof.
Fair Value of Investments
The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 - Fair Value Measurement and Disclosure (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.
Revenue Recognition
Loan origination transactions are recorded as of the trade date for financial reporting purposes. All costs associated with consummated investments are included in the cost of such investments. Interest income and interest expense are recognized on an accrual basis. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or expected to pay in full. Loan origination fees, other upfront fees related to loan originations are capitalized as part of the underlying cost of the loans and accreted over the life of the loan into interest income. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan fees and unaccreted discounts are recorded as interest income in the current period.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

Organization and Offering Costs
Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs in connection with the offering of Common Shares of the Company are reimbursed by the Advisor and disclosed net of issuance of Common Shares in the Consolidated Statements of Net Assets (see Note 3- Related Party Transactions).
The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering, including certain out of pocket expenses of the Advisor and its agents and affiliates (“Affiliate”) under the Company’s investment advisory agreement (the “Investment Advisory Agreement”). In addition, the Advisor may request reimbursement from the Company for the organization and offering costs it incurs on the Company’s behalf.
New Accounting Pronouncements
The Company does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 - Related Party Transactions
Investment Advisory Agreement
The Company entered into an Investment Advisory Agreement with the Advisor in which the Advisor, subject to the overall supervision of the Company’s Board of Trustees, manages the day-to-day operations of, and provides investment advisory services to the Company. Pursuant to the Investment Advisory Agreement with the Advisor, the Company pays the Advisor a fee for investment advisory and management services consisting of two components—a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”).
The Management Fee is payable quarterly in arrears and is calculated at an annual rate of 0.50% based on the average value of the Company’s gross assets at the end of the two most recently completed quarters.
The Incentive Fee shall be calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding quarter given that it exceeds a preferred return rate of 5.00% annually on net assets, which 100% of the dollar amount that exceeds the preferred return shall be payable to the Advisor. The Incentive Fee is subject to a “catch up” feature, which is intended to provide the Advisor with an incentive fee of 12.5% on all of the Company’s pre-incentive fee net investment income when the pre-incentive fee net investment income on net assets reaches or exceeds 5.71% annualized. The preferred return will be capped at 12.5% and catch up will have been achieved.
On June 7, 2024 a Fee Waiver Agreement (“fee waiver”) was entered into between the Advisor and the Company. Under the terms of the fee waiver, (a) the Advisor shall waive its Management Fee indefinitely and (b) the Advisor shall waive its Incentive Fee for a period of 12 months after the initial closing of the Company’s private placement of Common Shares of beneficial interests.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business. At the request of the Administrator, the Company may reimburse certain costs and expenses incurred in connection with this agreement.
Expense Support and Conditional Reimbursement Agreement
The Company has entered into an Expense Limitation Agreement with the Advisor. The Advisor agrees on a quarterly basis to reimburse the Company’s Specified Expenses (as defined below) to the extent that such annualized Specified Expenses in respect of the relevant quarter exceed 0.10% of the Company’s quarter-end net asset value (the “Expense Limitation”). Specified Expenses shall mean the Company’s initial organizational and offering costs as well as its total operating expenses, inclusive of any fees the Company has agreed to bear pursuant to 4(b) of the Administration Agreement between the Advisor and the Company, but excluding (1) expenses directly related to the interest costs and structuring costs for borrowing and line(s) of credit, taxes, litigation or extraordinary expenses; (2) any tax, litigation and

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

extraordinary expenses related to any structuring, litigation or other actions taken by the Advisor to preserve or enhance the value of investments for the Company’s shareholders; and (3) the incentive fees.
Due from Advisor
Included in Due from Advisor within the Company’s Consolidated Statement of Assets and Liabilities is $0.3 million of incurred offering costs and $1.6 million of Specified Expenses reimbursed by the Advisor related to the Expense Limitation. The amounts for offering costs are disclosed on net basis and included in Issuance of Common Shares, net of offering costs and advisor reimbursement within the Consolidated Statements of Net Assets.
Co-Investments
The Company may originate loans alongside its affiliated entities in co-investment transactions. Prior to engaging in co-investment transactions, the Company obtained approval from the Board pursuant to the May 1, 2018 exemptive order issued by the SEC.

Note 4 - Investments
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the consolidated financial statements, including the Consolidated Schedule of Investments.
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non-controlled, affiliated; or controlled affiliated investments.
The following table represents the Company's investment portfolio as of June 30, 2024:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Mortgage	$87,829	$88,638	100.0%
Total	$87,829	$88,638	100.0%

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2024:

	At June 30, 2024
	Investments at Fair Value	Percentage of Total Portfolio
Multifamily	$79,669	89.9%
Hospitality	8,969	10.1%
Total	$88,638	100.0%
As of June 30, 2024, 100.0% of investments held were based in the United States.

Note 5 - Fair Value Measurement
In accordance with ASC Topic 820, fair value is defined as the price that the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a framework for measuring fair value and a three-level hierarchy for fair value measurements based upon

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability as of the reporting date.
Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
Each investment is assigned a level based upon the observability of the inputs which are significant to the overall valuation.The three-tier hierarchy of inputs is summarized below:
•Level 1 – Quoted prices in active markets for identical investments.
•Level 2 – Other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.).
•Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments at the reporting date).
The level in the fair value hierarchy within which the fair value measurement is categorized in its entirety is determined on the basis of the lowest level input that is significant to the fair value measurement in its entirety. For this purpose, the significance of an input is assessed against the fair value measurement in its entirety. If a fair value measurement uses observable inputs that require significant adjustment based on unobservable inputs, that measurement is a Level 3 measurement. If a fair value measurement uses price data vendors or observable market price quotations, that measurement may be a Level 1 or Level 2 measurement. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability.
The determination of what constitutes “observable” requires significant judgment by the Company. The Company considers observable data to be market data that is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.
Valuation of Investments
Investments are valued at fair value as determined in good faith by the Advisor, subject to the oversight of the Board, based on input from management and independent valuation firms that have been engaged to assist in the valuation of portfolio investments without readily available market quotations. This valuation process is conducted at the end of each fiscal quarter.
Investments for which market quotations are not readily available are valued at fair value as determined in good faith pursuant to Rule 2a-5 under the 1940 Act and ASC Topic 820. As a general principle, the fair value of a security or other asset is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Pursuant to Rule 2a-5, the Board has designated the Advisor as the valuation designee (“Valuation Designee”) for the Company to perform the fair value determination relating to all Company investments. The Advisor may carry out its designated responsibilities as Valuation Designee through various teams and committees. The Valuation Designee’s policies and procedures govern the Valuation Designee’s selection and application of methodologies for determining and calculating the fair value of Company investments. The Valuation Designee may value Company portfolio securities for which market quotations are not readily available and other Company assets utilizing inputs from pricing sources, quotation reporting systems, valuation agents and other third-party sources (together, “Pricing Sources”).
The fair market value of the Company’s commercial real estate (“CRE”) loans and other real asset loan investments shall be determined by the Advisor, who has been appointed the Valuation Designee on a quarterly basis. Newly originated or acquired loan investments’ fair value in the month they are closed will approximate the par balance of the loan investment. For each quarter after the initial month in which a loan investment is closed, an independent third-party appointed by the Valuation Designee shall review and confirm the reasonableness of the Advisor’s valuation of each of the Company’s CRE loan and other real asset loan investments. Updated valuations of CRE loan and other real asset loan investments will reflect changes in interest rates, spreads, collateral value, loan tests (including loan impairment testing) and metrics, risk ratings, and anticipated liquidation timing and proceeds, among other items. The fair values shall generally be determined by discounting the future contractual cash flows to the present value using a current market

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

interest rate or spread. The market rate shall generally be determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment.
The fair values of loan investments based upon pricing data vendors or observable market price quotations are generally categorized as Level 1 or Level 2. Loan investments priced using internal models with significant unobservable inputs are categorized as Level 3.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Mortgage	$—	$—	$88,638	$88,638
Total	$—	$—	$88,638	$88,638

The below table presents a summary of changes in fair value of Level 3 assets by investment type (amounts in thousands):

	Senior Mortgage	Total
Balance as of March 11, 2024	$—	$—
Originations	88,638	88,638
Loan origination Fees	(812)	(812)
Net accretion of discount	3	3
Net change in unrealized appreciation (depreciation) on investments	809	809
Balance as of June 30, 2024	$88,638	$88,638

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Mortgage	$88,638	Recent Transaction	Par value	n/a	n/a	n/a
Total	$88,638

Note 6 - Secured Borrowings

On June 24, 2024, the Company’s wholly, consolidated subsidiary, FBRED BDC BB FLOAT, LLC (the “SPV”), entered into a master repurchase agreement (“agreement”), with the SPV as the seller, and Barclays Bank PLC as the purchaser. The aggregate commitments to purchase the loans under the agreement are $250 million. As of June 30, 2024, the Company has not entered into any borrowings under the agreement.

Note 7- Commitments & Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2024, the Company had an unfunded commitment on a delayed draw term loan of $3.6 million. As of June 30, 2024, the Company’s unfunded commitments consisted of the following:

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
AVR Eugene Hotel LLC	Senior Mortgage	Delayed Draw	$12,598	$3,629
Total			$12,598	$3,629

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims, and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

Indemnifications
In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company.

Note 8 - Net Assets
Equity Issuance
The Company’s authorized shares consists of unlimited Shares of Common Shares, par value $0.001 per share.
As of June 30, 2024, The Company had capital commitments totaling $526.5 million with unfunded commitments totaling $421.5 million and a percent called ratio of 19.9%. The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from March 11, 2024 (date of inception) to June 30, 2024:

Share Issue Date	Shares Issued	Net Proceeds Received
June 12, 2024	60	$2
June 20, 2024	4,199,999	104,999
Total Capital Drawdowns	4,200,059	$105,001

Distributions
The Board did not declare a distribution for the period from March 11, 2024 (date of inception) to June 30, 2024.

Note 9 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per Common Share for the three months ended June 30, 2024 and for the period from March 11, 2024 (date of inception) to June 30, 2024:

	For the three months ended June 30, 2024	For the period from March 11, 2024 (date of inception) to June 30, 2024
Basic and diluted
Net increase in net assets resulting from operations	$1,405	$1,009
Weighted average shares outstanding	512,254	512,254
Net increase in net assets resulting from operations per share	$2.74	$1.97

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

Note 10 - Financial Highlights
The following is a schedule of financial highlights for the period from March 11, 2024 (date of inception) to June 30, 2024:

For the period from March 11, 2024 (date of inception) to June 30, 2024
Per share data:
Net asset value, beginning of period	$—
Net investment income(5)	0.39
Net realized and unrealized gain on investments(5)	1.58
Net increase in net assets resulting from operations(5)	1.97
Issuance of Common Shares	25.00
Net increase in net assets	26.97
Other(1)	$(1.73)
Net asset value, end of period	$25.24
Shares outstanding at end of period	4,200,059
Total return(2)	0.96%
Ratio/Supplemental data attributable to Common Shares:
Total net assets attributable to Common Shares, end of period	106,010

Ratio of net investment income to average net assets attributable to Common Shares(3)(4)	1.00%
Ratio of total expenses to average net assets attributable to Common Shares(3)(4)	6.81%
Ratio of net expenses to average net assets attributable to Common Shares(3)(4)	0.13%
(1) Represents the impact of calculating certain per share amounts based on weighted average Common Shares outstanding during the period and certain per share amounts based on Common Shares outstanding as of period end.
(2) Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period. Total return is for the period indicated and has not been annualized.
(3) Ratios are annualized for the period, except for expenses included in organizational costs.
(4) Average net assets are computed by taking the average of our end of quarter net assets for each quarter in the reporting period.
(5) The per share data was derived by using the weighted average shares outstanding during the period.

Note 11 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements, except as set forth below.
On July 10, 2024, the Company issued 2,347,417.13 unregistered Common Shares of beneficial interest in the Company, par value $0.001 (the “Shares”) to certain investors pursuant to capital drawdown notices issued by the Company and sent to each of such investors for a total consideration of $60 million. The offer and sale of the Shares was exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, Regulation D thereunder.
On August 7, 2024, the Company issued 4,250,386.42 Shares to certain investors pursuant to capital drawdown notices issued by the Company and sent to each of such investors for a total consideration of $110 million. The offer and sale of the Shares was exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References herein to “Franklin BSP Real Estate Debt BDC” “Company,” “we,” “us,” or “our” refer to Franklin BSP Real Estate Debt BDC and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:
•our future operating results;
•our business prospects and the prospects of the assets in which we may invest;
•changes in political, economic or industry conditions, the inflation and interest rate environment or conditions affecting the financial and capital markets;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment and lending strategies;
•the ability of our portfolio companies to achieve their objectives;
•our contractual arrangements and relationships with third parties;
•our expected financings and investments;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, if any, from the operations of our portfolio companies;
•actual and potential conflicts of interest with our Advisor and its affiliates, and its senior investment team;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes under the Code and maintain our qualification as a BDC;
•the timing, form and amount of any distributions;
•the impact of fluctuations in interest rates on our business;
•the valuation of any investments in portfolio companies, particularly those having no liquid trading market;
•the impact of changes to generally accepted accounting principles, and the impact to the Company;
•the impact of changes to tax legislation and, generally, our tax position;
•the ability of our Advisor to locate suitable investments for us and to monitor and administer our investments; and
•the ability of our Advisor and its affiliates to attract and retain highly talented professionals.
In addition, words such as “anticipate,” “believe,” expect,” “intend,” “plan,” “will,” “may,” “continue,” “seek,” “estimate,” “would,” “could,” “should,” “target,” “project,” and variations of these words and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Registration Statement involve risks and uncertainties. Our actual results could differ materially from those implied or express in the forward-looking statements for any reason. Examples of factors that could cause actual results to differ materially include:

•changes in the economy, particularly those affecting the real estate industry;
•risks associated with possible disruption in our operations or the economy generally due to terrorism, war and military conflicts, natural disasters, epidemics or other events having a broad impact on the economy;
•adverse conditions in the areas where our investments or the properties underlying such investments are located and local real estate conditions;
•future changes in laws or regulations and conditions in our operating areas;
•distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds, the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources;
•the purchase prices for our Common Shares are generally based on our net asset value (“NAV”) determined within 48 hours of the issuance of Common Shares and are not based on any public trading market; and
•future changes in laws or regulations and conditions in our operating areas.
Although we believe the assumptions underlying the forward-looking statements, are reasonable, any of the assumptions could be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of the these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

Overview
The Company is a non-diversified, externally managed closed-end management investment company focused on providing investors with access to a diversified portfolio comprised primarily of loans with equity upside investments in U.S. middle-market companies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a REIT under Subchapter M of the Code. We were formed as a Delaware statutory trust on March 11, 2024. As a BDC and a REIT, we must comply with certain regulatory requirements. See “Item 1. Business—Regulation as a Business Development Company” and “Item 1. Business—Certain U.S. Tax Considerations.”
We are externally managed by the Advisor. Our Advisor is a limited liability company that is registered as an investment advisor under the Advisers Act. Our Advisor oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio.
The Company’s investment objectives are to seek to provide high current income while maintaining downside protection.
The Company will seek to invest in assets that will enable it to:
•provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;
•preserve and protect invested capital, by primarily focusing on high-quality credit investments supported by current cash-flow and/or limited business plan risk in the underlying assets;
•reduce downside risk through loans with relatively low loan-to-value ratios, meaning we generally invest in less risky loans with low interest rates which are backed by high-quality real assets, with a focus on residential lending and with meaningful borrower equity; and
•provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to CRE debt with expected lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.

The Company intends to use its proceeds from its offering to finance the Company’s investment objectives. The Company’s investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE investments, focused on senior secured, CRE loans across a wide range of geography. The Company will focus its investments in the middle market, with loans in the range of $25—$100 million, across a mix of asset classes, but maintain a focus on multi-family lending. To a lesser extent, the Company may invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, CMBS and CLOs
The Company is a fixed-term BDC, meaning it is an investment vehicle of defined duration. Following the initial closing, the Company will have an Investment Period of 18 months during which it may invest capital commitments and reinvest proceeds in line with the Company’s investment strategy. The term of the Company shall not extend beyond the 4 year anniversary of the end of the Investment Period.
We plan to conduct a private offering of our Common Shares in reliance on an exemption from the registration requirements of the Securities Act to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Common Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). At the closing of any private placement, each investor will make a Capital Commitment to purchase Common Shares pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Shares up to the amount of their respective Capital Commitments each time we deliver the Drawdown Notice to the investors.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our real estate debt investments or real estate-related securities, other than those referred to in this Quarterly Report on Form 10-Q.

Key Components of our Results of Operations
Investments
The Company’s investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE debt investments, focused on senior secured, CRE loans diversified across geography. The Company will focus its investments in the middle market across a diversified mix of asset classes, but maintain a focus on residential lending. It is expected that most of the borrowers will be eligible portfolio companies, as such term is defined in the 1940 Act. To a lesser extent, the Company may invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, CMBS and CLOs. The Company believes its real estate-related debt and equity investments will help manage cash before investing subscription proceeds into investments while also seeking attractive current income.
The Company will seek to focus on a flexible mix of real estate investments, secured by high-quality assets to generate current cash flow. The Company seeks to identify attractive risk-reward investment opportunities by financing middle market investment companies. The Company expects to create synergies with Benefit Street Partner’s commercial real estate team’s existing debt sourcing capabilities by leveraging its significant scale and existing relationships to source high quality lending opportunities.
Before the Company has raised substantial proceeds in the offering and acquired a diversified portfolio of investments or during periods in which the Advisor determines that economic or market conditions are unfavorable to shareholders and a defensive strategy would benefit the Company, the Company may temporarily depart from its investment strategy. During these periods, subject to compliance with the 1940 Act, the Company may expand or change its investment strategy and target assets, including by investing all or any portion of its assets in U.S. government securities, including bills, notes and bonds differing as to maturity and rates of interest that are either issued or guaranteed by the U.S. Treasury or by U.S. government agencies; non-U.S. government securities that have received the highest investment grade credit rating; certificates of deposit issued against funds deposited in a bank or a savings and loan association; commercial paper; bankers’ acceptances; fixed time deposits; shares of money market funds; credit-linked notes; repurchase agreements with respect to any of the foregoing; or any other fixed income securities that the Advisor considers consistent with this temporary strategy.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.

Revenue
The Company generates revenue primarily in the form of interest income on debt investments it holds. In addition, the Company generates income from dividends or distributions on income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. The Company’s debt investments generally have a stated term of two to five years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”). Interest on these debt investments is paid quarterly. In some instances, the Company receives payments on its debt investments based on scheduled amortization of the outstanding balances. In addition, the Company may receive repayments of some of its debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. The Company’s portfolio activity also reflects the proceeds of sales of securities. The Company may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
We will bear all out-of-pocket costs and expenses of our operations and transactions, including, but not limited to:
•all investment personnel of the Advisor, when and to the extent engaged in providing investment advisory services hereunder, and the compensation and routine overhead expenses of such personnel allocable to such services, shall be provided and paid for by the Advisor and not by the Company;
•organization expenses and offering expenses, including third-party due diligence fees related to an offering;
•costs and expenses incurred in contracting with third parties on behalf of the Company;
•the actual cost of goods and services used by the Company and obtained from non-affiliated persons;
•administrative services expenses, including all costs and expenses incurred by the Advisor or its affiliates in fulfilling its duties hereunder, including reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services; provided, however, that no reimbursement shall be made for costs of such employees of the Advisor or its affiliates to the extent that such employees perform services related to the acquisition of investments;
•expenses of organizing, amending, revising, converting, modifying or terminating the Company or the Declaration of Trust or the bylaws, or any of its subsidiaries;
•expenses incurred by the Advisor and payable to third parties, including agents, consultants and other advisors, in monitoring the financial and legal affairs of the Company, news and quotation subscriptions, and market or industry research expenses;
•the cost of calculating the Company’s NAV;
•the cost of effecting sales of the Company’s Common Shares and other securities;
•the Management Fees and Incentive Fees payable pursuant to the Amended and Restated Investment Advisory Agreement;
•expenses of managing and operating investments owned by the Company, whether payable to an affiliate of the Company or a non-affiliated person;
•fees payable to third parties, including agents, consultants and other advisors, relating to, or associated with, making investments, and, if necessary, enforcing its rights, and valuing investments (including third-party valuation firms);
•expenses related to consummated or unconsummated investments, including dead deal or broken deal expenses;
•rating agency expenses;
•interest and other costs for financings, including discounts, points and other similar fees, taxes and assessment on income of the Company or its investments, and accounting fees, legal fees, closing and other similar costs;
•distributions on the Company’s shares;

•administration fees payable under the Administration Agreement;
•the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it;
•transfer agent and custodial fees;
•fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);
•accounting, audit and tax preparation expenses;
•federal and state registration fees;
•any exchange listing fees;
•federal, state, local, and other taxes;
•costs and expenses incurred in relation to compliance with applicable laws and regulations and the operation and administration of the Company generally;
•Independent Trustees’ (persons who are not “interested persons” as defined in the 1940 Act) fees and expenses, including any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the Independent Trustees;
•brokerage commissions;
•costs of preparing government filings, including periodic and current reports with the SEC;
•the Company’s fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
•indemnification payments;
•expenses relating to the development and maintenance of the Company’s website, if any, and other operations and technology costs;
•direct costs and expenses of administration, including printing, mailing, copying, telephone, fees of independent accountants and outside legal costs; and
•all other expenses incurred by the Company or the Administrator in connection with administering the Company’s business, including, but not limited to, payments under the Administration Agreement based upon the Company’s allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, travel and the allocable portion of the cost of the Company’s chief compliance officer and chief financial officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of the Company.
For avoidance of doubt, it is agreed and understood that, from time to time, the Advisor or its affiliates may pay amounts or bear costs properly constituting Company expenses as set forth herein or otherwise and that the Company shall reimburse the Advisor or its affiliates for all such costs and expenses that have been paid by the Advisor or its affiliates on behalf of the Company.
In certain circumstances the Advisor, any sub-advisor, or any of their respective affiliates, may receive compensation from a portfolio company, in connection with the Company’s investment in such portfolio company. Any compensation received by the Advisor, sub-advisor, or any of their respective affiliates, attributable to the Company’s investment in any portfolio company, in excess of any of the limitations in or exemptions granted from the 1940 Act, any interpretation thereof by the staff of the SEC, or the conditions set forth in any exemptive relief granted to the Advisor, any sub-adviser or the Company by the SEC, shall be delivered promptly to the Company and the Company will retain such excess compensation for the benefit of its shareholders. All of the expenses described above may be ultimately borne by the Company’s shareholders.
The Company bears, among other expenses and costs, the cost of its organization as well as initial and ongoing offering expenses subject to the Expense Cap. The Company’s initial private offering costs will be recorded as a reduction to paid-in-capital when the offering is completed.

Expense Limitation Agreement
The Advisor and the Company entered into the Expense Limitation Agreement. Under the Expense Limitation Agreement, the Advisor has agreed on a quarterly basis to reimburse the Company’s Specified Expenses to the extent such annualized Specified Expenses exceed the Expense Cap, and any of such reimbursement is not subject to recapture.
“Specified Expenses” include the Company’s initial organization and offering costs, as well as the Company’s annualized operating expenses, inclusive of any fees the Company has agreed to bear pursuant to 4(b) of the Administration Agreement, but excluding (i) expenses directly related to the interest costs and structuring costs for borrowing and line(s) of credit, (ii) any taxes, litigation and extraordinary expenses related to any structuring, litigation or other actions taken by the Advisor to preserve or enhance the value of the Investments for the Shareholders and (iii) the Incentive Fees.
The Expense Limitation Agreement shall be in effect during the term of the Company, unless and until the Board approves its modification or termination.

Portfolio, Investment Activity And Results Of Operations
As of June 30, 2024, the Company had investments in four loans across one industry. Based on fair value as of June 30, 2024, 100% of the Company’s debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 100% of the Company’s debt portfolio at fair value had an interest rate floor denoted in LIBOR or SOFR. The weighted average index floor across the Company’s floating-rate portfolio was approximately 3.19% as of June 30, 2024. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of June 30, 2024, the Company’s estimated weighted average total yield of investments in debt securities was 8.94%. Weighted average yields are based on interest rates as of June 30, 2024.
As part of the monitoring process, the Advisor has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments. The Advisor has developed a classification system to group investments into five categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. The Advisor’s ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. Please see below for a description of the four categories of the Advisor’s Internal Risk Rating system:
Category 1 – In the opinion of the Advisor, investments in Category 1 involve the least amount of risk relative to the Company’s initial cost basis at the time of origination or acquisition. Category 1 investments exceed fundamental performance expectations and/or capital gain expected. Trends and risk factors since time of investment are favorable.
Category 2 – In the opinion of the Advisor, investments in Category 2 involve a level of risk relative to the Company’s initial cost basis at the time of origination or acquisition. Category 2 investments are Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable. All new originated or acquired investments are initially included in Category 2.
Category 3 – In the opinion of the Advisor, investments in Category 3 indicate that Performing investments requiring closer monitoring. Trends and risk factors show some deterioration.
Category 4 – In the opinion of the Advisor, investments in Category 4 are underperforming investment with the potential of some interest loss but still expecting a positive return on investment. Trends and risk factors are negative.
Category 5 – In the opinion of the Advisor, investments in Category 5 are underperforming investment with expected loss of interest and some principal.
The distribution of the Company’s portfolio on the Advisor’s Internal Risk Rating System is as follows:

June 30, 2024
Internal Performance Rating	Fair Value (in thousands)	Percentage of Total Investments	Number of Portfolio Companies
1	$—	—%	—
2	88,638	100.0%	4
3	—	—%	—
4	—	—%	—
5	—	—%	—
Total	$88,638	100.0%	4

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2024:

	At June 30, 2024
	Investments at Fair Value	Percentage of Total Portfolio
Multifamily	$79,669	89.9%
Hospitality	8,969	10.1%
Total	$88,638	100.0%

The below table presents a summary of changes in fair value of Level 3 assets by investment type (amounts in thousands):

	Senior Mortgage	Total
Balance as of March 11, 2024	$—	$—
Originations	88,638	88,638
Loan origination Fees	(812)	(812)
Net accretion of discount	3	3
Net change in unrealized appreciation (depreciation) on investments	809	809
Balance as of June 30, 2024	$88,638	$88,638

Consolidated Results Of Operations
The Company was formed on March 11, 2024 (date of inception), entered into an initial subscription agreement on June 7, 2024, and commenced investment operations on June 13, 2024. The following table represents our operating results (amounts in thousands):

	For the three months ended June 30, 2024	For the period from March 11, 2024 (date of inception) to June 30, 2024
Total investment income (loss)	$226	$226
Total expenses	1,311	1,722
Less: waivers	(1,681)	(1,696)
Net investment income (loss)	596	200
Change in unrealized appreciation from investments	809	809
Net increase (decrease) in net assets resulting from operations	$1,405	$1,009

Weighted Average Shares Outstanding	512,254	512,254
Net Investment income (loss) per share (basic and diluted)	$1.16	$0.39
Earnings (loss) per share (basic and diluted)	$2.74	$1.97

Revenues
Revenues were as follows (amounts in thousands):

	For the three months ended June 30, 2024	For the period from March 11, 2024 (date of inception) to June 30, 2024
Investment income:
From non-controlled, non-affiliated investments:
Interest income	226	226
Total investment income	$226	$226

For the three months ended June 30, 2024, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was $88.6 million as of June 30, 2024 and, as of such date, all of the Company’s debt investments were income-producing.
Interest income on the Company’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2024, all of the Company’s first lien debt investments were performing and current on their interest payments.

Expenses
Expenses were as follows (amounts in thousands):

	For the three months ended June 30, 2024	For the period from March 11, 2024 (date of inception) to June 30, 2024
Expenses:
Management fees	$68	$83
Administration fees	440	440
Organizational costs	189	585
Other expenses	614	614
Total expenses	1,311	1,722
Less: waivers (Note 3)	(1,681)	(1,696)
Net expenses	$(370)	$26

Other expenses include valuation, custody, sub-admin and other costs. Organizational costs include expenses incurred in the Company’s initial formation and the Company’s offering of Shares. Waivers include organizational costs and management fee waivers.

Returns

For the period from March 11, 2024 (date of inception) to June 30, 2024
Per share data:
Net asset value, beginning of period	$—
Issuance of Common Shares	25.00
Net increase in net assets	0.24
Net asset value, end of period	$25.24
Shares outstanding at end of period	4,200,059
Total return(1)	0.96%
Total return post capital call(2)	41.70%
(1)Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period. Total return is for the period indicated and has not been annualized.
(2)The Company started originating loans after the capital call on June 20, 2024. From June 20, 2024 through the period ended June 30, 2024, the Company’s economic return was 41.70%.

Income Taxes, Including Excise Taxes
The Company intends to elect to be treated as a REIT under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to REITs. To qualify for tax treatment as a REIT, the Company must, among other things, distribute to the Company’s stockholders in each taxable year generally at least 90% of the sum of our Investment Company Taxable Income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain the Company’s tax treatment as a REIT, the Company, among other things, intends to make the requisite distributions to its stockholders, which generally relieve the Company from corporate-level U.S. federal income taxes.
For the three months ended June 30, 2024, we did not incur any excise tax.

Non-GAAP Financial Measures

Adjusted Distributable Earnings is a non-GAAP measure, which the Company defines as GAAP distributable earnings per the Consolidated Statement of Assets and Liabilities or the net increase in net assets resulting from operations per the Consolidated Statements of Operations (loss) adjusted for (i) net changes in unrealized (appreciation) depreciation, (ii) proceeds from origination of loans, (iii) accretion of income into interest income and (iv) and other one time or non-recurring charges that not related to the Company’s core activities. The Company believes that Adjusted Distributable Earnings provides meaningful information to consider in addition to the disclosed GAAP results. The Company believes Adjusted Distributable Earnings is a useful financial metric for existing and potential future holders of its Common Shares, as it believes dividends are one of the principal reasons stockholders may invest in its Common Shares. Adjusted Distributable Earnings does not represent net income (loss) and should not be considered as an alternative to GAAP net income (loss). The methodology for calculating Adjusted Distributable Earnings may differ from the methodologies employed by other companies and thus may not be comparable to the Adjusted Distributable Earnings reported by other similar companies. The following table provides a reconciliation of GAAP metrics to Adjusted Distributable Earnings for the period from March 11, 2024 (date of inception) to June 30, 2024:

For the period from March 11, 2024 (date of inception) to June 30, 2024
Net increase in net assets resulting from operations	$1,009
Net change in unrealized appreciation (depreciation)	(809)
Accretion on loan origination income into interest income	(3)
Proceeds from origination of loans	812
Adjusted distributable earnings as of June 30, 2024	$1,009

Financial Condition, Liquidity And Capital Resources
Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay distributions to our shareholders and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months
The Company generates cash from the net proceeds of offerings of its Shares, and from cash flows from interest and fees earned from its investments and principal repayments and proceeds from sales of its investments. The Company may also fund a portion of its investments through borrowings from banks and issuances of senior securities, including before the Company has fully invested the proceeds of any closing of the Company’s continuous private offering of its Shares. The Company’s primary use of cash will be investments in portfolio companies, payments of Company expenses and payment of cash distributions to shareholders.
The Company may seek to enter into bank debt, credit facility and/or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors. As of June 30, 2024 the Company did not have any borrowings outstanding.
Cash Equivalents
The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity such that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents. As of June 30, 2024, the Company had no cash equivalents.
Secured Borrowings
On June 24, 2024, the Company’s wholly, consolidated subsidiary, FBRED BDC BB FLOAT, LLC (the “SPV”), entered into a master repurchase agreement (“agreement”), with the SPV as the seller, and Barclays Bank PLC as the purchaser. The aggregate commitments to purchase the loans under the agreement are $250 million. As of June 30, 2024, the Company has not entered into any borrowings under the agreement.
Contractual Obligations
As of June 30, 2024, the Company did not have any significant contractual payment obligations.
However, in the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2024, the Company had an unfunded commitment on a delayed draw term loan of $3.6 million. As of June 30, 2024, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
AVR Eugene Hotel LLC	Senior Mortgage	Delayed Draw	$12,598	$3,629
Total			$12,598	$3,629
Capital Commitments
The following table shows the funded capital commitments and total capital commitments from investors as of June 30, 2024 (dollar amounts in thousands):

June 30, 2024
	Capital Commitments	Funded Capital Commitments	% of Capital Commitments
Common Shares	$526,500	$104,999	19.9%
Unregistered Sales of Equity Securities
For the period from March 11, 2024 (date of inception) to June 30, 2024, the Company held one closing of our continuous private offering of Shares. As a result, the total Shares issued and proceeds received related to such closings were as follows:

For the period from March 11, 2024 (date of inception) to June 30, 2024
Share Issuance Date	Shares Issued	Amount (in thousands)
June 12, 2024	60	$2
June 20, 2024	4,199,999	$104,999
Total	4,200,059	$105,001
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Distributions and Distribution Reinvestment
There were no distributions for the period from March 11, 2024 (date of inception) to June 30, 2024.
REIT Status and Distributions
We intend to elect to be treated for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2024. Furthermore, we intend to operate in such a manner as to qualify for taxation as a REIT under the applicable provisions of the Code so long as our Board determines that REIT qualification remains in our best interest. To qualify as a REIT, we must distribute to our shareholders each year dividends equal to at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction, excludes net capital gain and does not necessarily equal net income as calculated in accordance with GAAP). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income (including net capital gain). In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than minimum amounts specified under U.S. federal income tax laws. We intend to make distributions to our shareholders in a manner that will satisfy the REIT 90% distribution requirement and avoid corporate income tax and the 4% nondeductible excise tax.
Our Board intends to declare and pay distributions on a quarterly basis. We do not have a distribution reinvestment plan and expect to pay all distributions in cash. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our Board.
We may fund our cash distributions to stockholders from any sources of funds available to us, including, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, non-capital gain proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We have not established limits on the amount of funds we may use from available sources to make distributions.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we will evaluate our estimates, including those related to the matters described below. Actual results could differ from those estimates.
Valuation of Portfolio Investments
The Board is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to the Advisor’s valuation policy. As permitted by Rule 2a-5 of the 1940 Act, the Board has designated the Advisor as our valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Advisor’s valuation policy.
Portfolio investments are reported at fair value on the Consolidated Statement of Assets and Liabilities. At least quarterly, or more frequently as needed for a drawdown date, we perform an analysis of each investment to determine fair value as follows:
Investments for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is readily available according to GAAP to determine the fair value of the security. If determined readily available, we use the quote obtained.
Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process
For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of ASC 946, as of our measurement date.
As part of our quarterly valuation process the Advisor may be assisted by one or more independent valuation firms engaged by us. The Advisor as valuation designee determines the fair value of each investment, in good faith, based on the input of the independent valuation firm(s) (to the extent applicable).
With respect to investments for which market quotations are not readily available, the Advisor undertakes a multi-step valuation process each quarter, as described below:

•Each portfolio company or loan will be valued by the Advisor, potentially with assistance from one or more independent valuation firms engaged by the Board;
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Advisor determines the fair value of each investment, in good faith, based on the input of the Advisor and independent valuation firm (to the extent applicable) and the audit committee of the Board.
In circumstances where the Advisor deems appropriate, the Advisor’s internal valuation team values certain investments. When performing the internal valuations, the Advisor utilizes similar valuation techniques as an independent third-party pricing service would use. Such valuations will be approved by an internal valuation committee of the Advisor, with oversight from the Board.
Because there is not a readily available market value for most of the loans in its portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our Advisor, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such loans and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying unaudited consolidated financial statements if not defined herein):
•the Investment Advisory Agreement;
•the Administration Agreement; and
•the Expense Support and Conditional Reimbursement Agreement.
See “Item 1. Unaudited Consolidated Financial Statements-Notes to the Unaudited Consolidated Financial Statements-Note 3. Related Party Transactions.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Credit Risk
Our investments are subject to a high degree of credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy, and other factors beyond our control. All loans are subject to a certain probability of default. We manage credit risk through the underwriting process, acquiring our investments at the appropriate discount to face value, if any, and establishing loss assumptions. We also carefully monitor the performance of the loans, as well as external factors that may affect their value.
Capital Market Risk
We are exposed to risks related to the debt capital markets, and our related ability to finance our business through borrowings under repurchase obligations or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt capital markets to inform our decisions on the amount, timing and terms of capital we raise.
Market uncertainty and volatility may cause fluctuation in market value of certain asset classes within our portfolio. We have and may continue to receive margin calls from our lenders as a result of the decline in the market value of the assets pledged by us to our lenders under our repurchase agreements and warehouse credit facilities, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including demanding payment by us of our aggregate outstanding financing obligations and/or taking ownership of the loans or other assets securing the applicable obligations and liquidating them at inopportune prices.
Interest Rate Risk
Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.
As of June 30, 2024, our portfolio included four variable rate investments based on SOFR (or “indexing rates”) for various terms. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100, 200 or 300 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant, and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
(-) 25 Basis Points	$(231)	—	$(231)
(+) 100 Basis Points	$923	—	$923
(+) 200 Basis Points	$1,845	—	$1,845
(+) 300 Basis Points	$2,768	—	$2,768
Real Estate Risk
The market values of commercial mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; and demographic factors. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

Inflation Risk
The Company is subject to inflation risk, which is the risk that the present value of the Company’s assets or income will be worth less in the future as inflation decreases the present value of money. The Company’s dividend rates or borrowing costs, where applicable, may also increase during periods of inflation. This may further reduce Company performance. The rate of inflation in many countries worldwide has increased in recent years due to supply chain disruptions, fiscal and/or monetary stimulus, energy price increases, wage inflation, the Russian invasion of Ukraine, and Israel-Hamas war, among other factors. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) in the United States has raised the federal funds rate. There is no guarantee that actions taken by the Federal Reserve and other governmental bodies to reduce inflation will be effective.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed, and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2024, we were not subject to any material legal proceedings.

ITEM 1A. RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in Amendment No. 1 to the Registration Statement on Form 10 filed with the SEC. There have been no material changes from the risk factors set forth in Item 1A. Risk Factors in Amendment No. 1 to the Registration Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) List of documents filed:
(1) The Financial Statements of the Company. (See Item 1 above.)
(2) Exhibits

Exhibit Number	Exhibit Description
4.1	Form of Subscription Agreement (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	Signature	Title

August 12, 2024	/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer (Principal Executive Officer)
August 12, 2024	/s/ Jerome Baglien Jerome Baglien	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)