Form 10-Q
period 2024-09-30
Franklin BSP Real Estate Debt BDC
filed 2024-11-05
CIK 2018545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-56653
FRANKLIN BSP REAL ESTATE DEBT BDC
(Exact name of registrant as specified in its charter)

Delaware	1345 Avenue of the Americas, Suite 32A	99-1918767
(State or Other Jurisdiction of Incorporation or Organization)	New York, New York 10105	(I.R.S. Employer Identification No.)
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, the issuer had: 10,797,864.24 common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding.

FRANKLIN BSP REAL ESTATE DEBT BDC
FORM 10-Q FOR THE PERIOD FROM MARCH 11, 2024 (DATE OF INCEPTION) TO SEPTEMBER 30, 2024

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)	1
Consolidated Statement of Assets and Liabilities as of September 30, 2024 (Unaudited)	1
Consolidated Statements of Operations for the Three Months Ended September 30, 2024 and for the period from March 11, 2024 (inception) through September 30, 2024 (Unaudited)	2
Consolidated Statements of Changes in Net Assets for the Three Months Ended September 30, 2024 and for the period from March 11, 2024 (inception) through September 30, 2024 (Unaudited)	3
Consolidated Statement of Cash Flows for the period from March 11, 2024 (inception) through September 30, 2024 (Unaudited)	4
Consolidated Schedule of Investments as of September 30, 2024 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Mine Safety Disclosures	33
Item 5. Other Information	33
Item 6. Exhibits	34
Signatures	35

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(Amounts in thousands, except share and per share)
(Unaudited)

September 30, 2024
Assets
Investments at fair value:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $517,523)	$523,045
Cash	10,092
Interest and fees receivable	1,383
Due from advisor	3,267
Deferred financing costs	769
Total assets	$538,556

Liabilities
Repurchase agreements	$248,295
Accrued administration fee	1,045
Accrued organizational costs	585
Accrued offering costs	335
Interest payable	652
Directors’ fees payable	79
Other payable	1,448
Total liabilities	$252,439

Commitments & Contingencies (Note 7)

Net Assets
Common Shares, $0.001 par value, unlimited shares authorized, 10,797,864 shares issued and outstanding	$11
Paid-in-capital in excess of par value	274,990
Distributable earnings (loss)	11,116
Total net assets	286,117
Total liabilities and total net assets	$538,556
Net asset value per share	$26.50
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30, 2024	For the period from March 11, 2024 (date of inception) to September 30, 2024
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$7,207	$7,433
Fees and other income	312	312
Total investment income	$7,519	$7,745

Operating Expenses
Interest and debt fees	$2,055	$2,055
Management fees	405	488
Administration fees	605	1,045
Directors’ fees	79	79
Organizational costs	—	585
Other expenses	1,398	2,012
Total expenses	$4,542	$6,264
Less: waivers (Note 3)	(2,370)	(4,066)
Net expenses	$2,172	$2,198

Net investment income	$5,347	$5,547

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from:
Non-controlled, non-affiliated investments	$47	$47
Change in unrealized appreciation (depreciation) from:
Non-controlled, non-affiliated investments	4,713	5,522
Total net realized and unrealized appreciation on investments	$4,760	$5,569

Net increase in net assets resulting from operations	$10,107	$11,116

Weighted average shares outstanding	8,858,831	4,893,281
Net Investment Income per share (basic and diluted)	0.60	1.13
Net increase in net assets resulting from operations per share (basic and diluted)	1.14	2.27

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30, 2024	For the period from March 11, 2024 (date of inception) to September 30, 2024
Increase in net assets resulting from operations:
Net investment income	$5,347	$5,547
Net realized gain on investments	47	47
Net change in unrealized appreciation	4,713	5,522
Net increase in net assets resulting from operations	$10,107	$11,116

Capital share transactions
Issuance of Common Shares, net of offering costs and advisor reimbursement	$170,000	$275,001
Net increase in net assets resulting from capital share transactions	$170,000	$275,001

Total increase in net assets	$180,107	$286,117
Net assets at beginning of period	106,010	—
Net assets at end of period	$286,117	$286,117

Capital share activity
Shares issued	6,597,805	10,797,864
Net increase in shares outstanding	6,597,805	10,797,864

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

For the period from March 11, 2024 (date of inception) to September 30, 2024
Operating activities:
Net increase in net assets from operations	$11,116
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Origination of loans	(508,992)
Loan origination fees collected	5,595
Net (accretion) on investments	(286)
Purchases of real estate securities	(35,000)
Discounts on real estate securities	88
Sales of real estate securities	21,119
Net realized gain on sale of real estate securities	(47)
Net change in unrealized appreciation on investments	(5,522)
(Increase) decrease in operating assets:
Interest and fees receivable	(1,383)
Due from advisor	(2,932)
Increase (decrease) in operating liabilities:
Accrued administration fee	1,045
Accrued organizational costs	585
Interest payable	652
Directors' fees payable	79
Other payable	1,448
Net cash provided by (used in) operating activities	$(512,435)

Financing activities:
Payments of financing costs	$(769)
Proceeds on repurchase agreements	248,295
Proceeds from issuance of common shares	275,001
Net cash provided by (used in) financing activities	$522,527

Net increase (decrease) in cash	$10,092
Cash, beginning of period	—
Cash, end of period	$10,092

Supplemental disclosures of non - cash flow information:

Accrued offering costs net of related advisor reimbursement	335

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)(2)(6)(8)	Spread Above Reference Rate (3)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets
Senior Mortgage - 174.8%
Hospitality - 32.0%
68 East Avenue Austin, LLC (5)(7)(9)	SOFR+ 4.00%	8.85%	8/9/2026	22,320	$22,107	$22,462	7.9%
AVR Eugene Hotel LLC (5)(7)(13)	SOFR+ 4.50%	9.35%	7/9/2026	8,969	8,855	8,969	3.1%
Blue Suede Hospitality Group (5)(7)(9)(13)	SOFR+ 4.40%	9.25%	8/9/2026	18,336	18,150	18,336	6.4%
DK LDOI IV Aggregate Holdco LP (5)(7)(9)	SOFR+ 4.03%	8.88%	7/9/2027	41,900	41,498	41,900	14.6%
Subtotal Hospitality					$90,610	$91,667	32.0%

Multifamily - 137.4%
26 W 9th Street LLC (5)(7)(13)	SOFR+ 5.25%	10.10%	8/9/2025	15,440	$15,221	$15,440	5.4%
Admiral's Cove Holdings LLC (5)(7)(10)	SOFR+ 2.75%	7.60%	8/9/2026	46,837	46,403	46,837	16.4%
ALP Delaware, LLC (5)(7)(11)	SOFR+ 3.05%	7.90%	7/9/2026	21,219	21,026	21,219	7.4%
CRP/RPM LYV Broadway GP, LLC (5)(7)(10)	SOFR+ 2.80%	7.65%	7/9/2027	44,250	43,933	44,250	15.5%
CS Harvey, LTD. (5)(7)	SOFR+ 2.90%	7.75%	10/9/2026	35,200	34,850	35,200	12.3%
Grand Cypress Apartments, LLC (5)(7)(10)(13)	SOFR+ 2.75%	7.60%	9/9/2027	46,880	46,511	46,880	16.4%
Hallandale Oasis 2019 LLC (5)(7)(13)	SOFR+ 8.30%	13.15%	8/9/2026	5,499	5,286	5,499	1.9%
Paraiso 256, LLC (5)(7)(10)(13)	SOFR+ 2.75%	7.60%	9/9/2027	26,295	26,075	26,295	9.2%
Racetrack Properties I, LLC (5)(7)	SOFR+ 2.95%	7.80%	10/9/2026	44,300	43,859	44,300	15.5%
SL 418, LLC (5)(7)(10)(13)	SOFR+ 2.75%	7.60%	9/9/2027	46,385	46,026	46,385	16.2%
Smart Living Texas City MM, LLC (5)(7)(10)	SOFR+ 3.80%	8.65%	7/9/2025	14,200	14,089	14,200	5.0%
VCP Manager LLC (5)(7)	SOFR+ 3.10%	7.95%	10/9/2026	29,380	29,091	29,380	10.3%
WHK Waterfront Urban Renewal LLC (5)(7)(13)	SOFR+ 5.50%	10.35%	7/9/2027	3,190	2,730	3,195	1.1%
Woodbine MF TIC 1 LLC (5)(7)(9)	SOFR+ 2.75%	7.60%	9/9/2027	13,680	13,547	13,680	4.8%
Subtotal Multifamily					$388,647	$392,760	137.4%

Self Storage - 5.4%
Silver Star Delray, LLC (5)(7)(10)	SOFR+ 3.50%	8.35%	8/9/2026	15,530	15,387	15,556	5.4%
Subtotal Self Storage					$15,387	$15,556	5.4%

Subtotal Senior Mortgage					$494,644	$499,983	174.8%

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)(2)(6)(8)	Spread Above Reference Rate (3)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets
Mezzanine - 3.2%
Multifamily - 3.2%
26 W 9th Street LLC (5)(7)(13)	SOFR+ 12.75%	17.60%	8/9/2025	1,727	$1,702	$1,727	0.6%
Admiral's Cove Holdings Mezz LLC (5)(7)(10)	SOFR+ 6.75%	11.60%	8/9/2026	3,163	3,132	3,163	1.1%
Hallandale Oasis 2019 Holdings LLC (5)(7)(13)	SOFR+ 11.00%	15.85%	8/9/2026	4,292	4,204	4,291	1.5%
Subtotal Multifamily					$9,038	$9,181	3.2%

Subtotal Mezzanine					$9,038	$9,181	3.2%

Real Estate Securities - 4.8%
Industrials - 1.7%
DBGS 2024-SBL D (7)(12)	SOFR+ 3.54%	8.39%	8/15/2039	5,000	4,988	5,002	1.7%
Subtotal Industrial					$4,988	$5,002	1.7%

Multifamily - 3.1%
NYC 2024-3ELV C (7)(12)	SOFR+ 2.84%	7.69%	8/15/2029	8,875	8,853	8,879	3.1%
Subtotal Multifamily					$8,853	$8,879	3.1%

Subtotal Real Estate Securities					$13,841	$13,881	4.8%

Total Investments - 182.8%					$517,523	$523,045	182.8%

(1) All investments are U.S. domiciled.
(2) All debt investments are income-producing, unless otherwise noted.
(3) The investments herein bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR”), which typically resets monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2024. As of September 30, 2024, rates for 1M SOFR, 3M SOFR, 6M SOFR, 12M SOFR are 4.85%, 4.59%, 4.25%, and 3.78%, respectively. Certain investments are subject to a SOFR floor.
(4) Interest rates on investments are annualized.
(5) The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board (as defined below) as required by the Investment Company Act of 1940, as amended (the “1940 Act”). Such investments are valued using significant unobservable inputs. Refer to Note 5 - Fair Value Measurement.
(6) All of the Company’s investments are Non-Control/Non-Affiliate investments. Non-Control/Non-Affiliate investments as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 25.0%/5.0% of the issued and outstanding voting securities.
(7) Represents co-investments made with the Company’s affiliates. Refer to Note 3 - Related Party Transactions.
(8) All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2024, qualifying assets represent 100.0% of the Company's total assets.
(9) The Company’s investment or a portion thereof is pledged as collateral under the JPM Credit Facility (as defined in Note 6).
(10) The Company’s investment or a portion thereof is pledged as collateral under the Barclay’s Warehouse Facility (as defined in Note 6).

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

(11) The Company’s investment or a portion thereof is pledged as collateral under the Webster Warehouse Facility (as defined in Note 6.)
(12) The Company’s investment or a portion thereof is pledged as collateral under the JPM Repo Facility (as defined in Note 6).
(13) The Company’s investment or a portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. Refer to Note 7 - Commitments and Contingencies.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
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
The Company intends to use its proceeds from its private offering of Common Shares (the “offering”) to finance the Company’s investment objectives. The Company’s investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE investments, focused on senior secured, CRE loans across a wide range of geography. The Company will focus its investments in the middle market, with loans in the range of $25 - $100 million, across a mix of asset classes, but maintain a focus on multi-family lending. To a lesser extent, the Company may invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).
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
For the period ended September 30, 2024
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
Cash
Cash as of September 30, 2024, includes cash held in banks.
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
Fair Value of Instruments
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

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

Organization and Offering Costs
Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs in connection with the offering of Common Shares of the Company are reimbursed by the Advisor and disclosed net of issuance of Common Shares in the Consolidated Statements of Changes In Net Assets (see Note 3- Related Party Transactions).
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
Repurchase Agreements
Real estate securities sold under repurchase agreements have been treated as collateralized financing transactions because the Company maintains effective control over the transferred securities. Commercial mortgage loans and real estate securities financed through repurchase agreements remain in the Consolidated Statement of Assets and Liabilities as an asset and cash received from the purchaser is recorded as a liability. Interest paid in accordance with repurchase agreements is recorded in interest and debt fees in the Consolidated Statements of Operations.
Deferred Financing Costs
The deferred financing costs related to the Company's various Master Repurchase Agreements are included in Deferred financing costs in the Consolidated Statement of Assets and Liabilities. Deferred financing costs are amortized over the terms of the respective financing agreement using the straight line method and included in Interest and debt fees on the Consolidated Statements of Operations.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the Chief Operating Decision Maker (“CODM”); and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, under a retrospective approach. The Company is assessing the impact of the new ASU on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.
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
For the period ended September 30, 2024
(Unaudited)

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
Expense Support and Conditional Reimbursement Agreement
The Company has entered into an Expense Limitation Agreement with the Advisor. The Advisor agrees on a quarterly basis to reimburse the Company’s Specified Expenses (as defined below) to the extent that such annualized Specified Expenses in respect of the relevant quarter exceed 0.10% of the Company’s quarter-end net asset value (the “Expense Limitation”). Specified Expenses shall mean the Company’s initial organizational and offering costs as well as its total operating expenses, inclusive of any fees the Company has agreed to bear pursuant to 4(b) of the Administration Agreement between the Advisor and the Company, but excluding (1) expenses directly related to the interest costs and structuring costs for borrowing and line(s) of credit, taxes, litigation or extraordinary expenses; (2) any tax, litigation and extraordinary expenses related to any structuring, litigation or other actions taken by the Advisor to preserve or enhance the value of investments for the Company’s shareholders; and (3) the incentive fees.
Due from Advisor
Included in Due from Advisor within the Company’s Consolidated Statement of Assets and Liabilities is $0.2 million of incurred offering costs and $3.1 million of Specified Expenses reimbursed by the Advisor related to the Expense Limitation. The amounts for offering costs are disclosed on net basis and included in Issuance of Common Shares, net of offering costs and advisor reimbursement within the Consolidated Statements of Changes in Net Assets.
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
The following table represents the Company's investment portfolio as of September 30, 2024:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Mortgage	$494,644	$499,983	95.5%
Mezzanine	9,038	9,181	1.8%
Real Estate Securities	13,841	13,881	2.7%
Total	$517,523	$523,045	100.0%

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

The following table shows the investment portfolio composition by industry grouping based on fair value at September 30, 2024:

	At September 30, 2024
	Investments at Fair Value	Percentage of Total Portfolio
Multifamily	$410,820	78.5%
Hospitality	91,667	17.5%
Self Storage	15,556	3.0%
Industrials	5,002	1.0%
Total	$523,045	100.0%
As of September 30, 2024, 100% of investments held were based in the United States.

Note 5 - Fair Value Measurement
In accordance with ASC Topic 820, fair value is defined as the price that the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a framework for measuring fair value and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability as of the reporting date.
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
For the period ended September 30, 2024
(Unaudited)

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
The fair market value of the Company’s commercial real estate (“CRE”) loans and other real asset loan investments shall be determined by the Advisor, who has been appointed the Valuation Designee on a quarterly basis. Newly originated or acquired loan investments’ fair value in the month they are closed are valued by the Company’s independent valuation firm and will usually approximate the par value of the loan investment. For each quarter after the initial month in which a loan investment is closed, an independent third-party appointed by the Valuation Designee shall review and confirm the reasonableness of the Advisor’s valuation of each of the Company’s CRE loan and other real asset loan investments. Updated valuations of CRE loan and other real asset loan investments will reflect changes in interest rates, spreads, collateral value, loan tests (including loan impairment testing) and metrics, risk ratings, and anticipated liquidation timing and proceeds, among other items. The fair values shall generally be determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate shall generally be determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment.
The fair values of loan investments based upon pricing data vendors or observable market price quotations are generally categorized as Level 1 or Level 2. Loan investments priced using internal models with significant unobservable inputs are categorized as Level 3.
The fair value of our real estate securities are determined using market-based inputs provided by external pricing vendors. The vendors utilize observable market data, including recent trades, benchmark indices, and market yield curves, to estimate valuations. The Company performs periodic reviews to ensure that the pricing sources and methodologies used are consistent. The real estate securities are generally categorized as Level 2.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Mortgage	$—	$—	$499,983	$499,983
Mezzanine	—	—	9,181	9,181
Real Estate Securities	—	13,881	—	13,881
Total	$—	$13,881	$509,164	$523,045
The below tables present a summary of changes in fair value of Level 3 assets by investment type (amounts in thousands):

	Senior Mortgage	Mezzanine	Total
Balance as of June 30, 2024	$88,638	$—	$88,638
Loan originations	411,171	9,183	420,354
Loan origination fees	(4,633)	(150)	(4,783)
Net accretion of discount	277	6	283
Net change in unrealized appreciation (depreciation) on investments	4,530	142	4,672
Balance as of September 30, 2024	$499,983	$9,181	$509,164

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

	Senior Mortgage	Mezzanine	Total
Balance as of March 11, 2024	$—	$—	$—
Loan originations	499,809	9,183	508,992
Loan origination fees	(5,445)	(150)	(5,595)
Net accretion of discount	280	6	286
Net change in unrealized appreciation (depreciation) on investments	5,339	142	5,481
Balance as of September 30, 2024	$499,983	$9,181	$509,164
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Mortgage	$228,441	Recent Transaction	n/a	n/a	n/a	n/a
Senior Mortgage	271,542	DCF Method	Discount Rate	2.65%	8.30%	3.62%
Mezzanine	9,181	DCF Method	Discount Rate	6.75%	12.75%	9.87%
Total	$509,164

Note 6 - Repurchase Agreements
On June 24, 2024, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC BB FLOAT, LLC (“Barclays SPV”), entered into a master repurchase agreement (the “Barclays Agreement”), with the Barclays SPV as the seller, and Barclays Bank PLC as the purchaser. The aggregate commitments to purchase the loans under the Barclays Agreement are $250 million. Obligations under the Barclays SPV are secured by a first priority security interest in all of the loans pledged under Barclays SPV. The obligations of Barclays SPV under the Barclays Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays Agreement will mature, and will be due and payable, on the maturity date, which is June 24, 2027. The Barclays Agreement bore interest at one-month SOFR plus an average spread of 1.64%.
On July 3, 2024, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC High Yield Securities, LLC (“JPM Repo SPV”), entered into a master repurchase agreement (the “JPM Repo Agreement”), with the JPM Repo SPV as the seller, and J.P. Morgan Securities LLC as the purchaser. There is no maximum aggregate commitments to purchase real estate securities under the JPM Repo Agreement. Obligations under the JPM Repo SPV are secured by a first priority security interest in all of the real estate securities pledged under JPM Repo SPV. The obligations of JPM Repo SPV under the JPM Repo Agreement are nonrecourse to the Company. Any amounts borrowed under the JPM Repo Agreement will mature, and will be due and payable when the pledged real estate securities mature or are sold by the Company. The JPM Repo Agreement bore interest at one-month SOFR plus an average spread of 0.97%.
On August 14, 2024, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC JPM Seller, LLC (“JPM SPV”), entered into a master repurchase agreement (the “JPM Agreement”), with the JPM SPV as the seller, and JPMorgan Chase Bank, National Association as the purchaser. The aggregate commitments to purchase the loans under the JPM Agreement are $500 million. Obligations under the JPM SPV are secured by a first priority security interest in all of the loans pledged under JPM SPV. The obligations of JPM SPV under the JPM Agreement are nonrecourse to the Company. Any amounts borrowed under the JPM Agreement will mature, and will be due and payable, on the maturity date, which is August 14, 2026. The JPM Agreement bore interest at one-month SOFR plus an average spread of 1.81%.
On August 15, 2024, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC Landings Finance, LLC (“Webster SPV”), entered into a master repurchase agreement (the “Webster Agreement”), with the Webster SPV as the seller, and Webster Bank, National Associate as the purchaser. The aggregate commitment to purchase a loan under the agreement is $15.9 million. Obligations under the Webster SPV are secured by a first priority security interest in the loan pledged under Webster SPV. The obligations of Webster SPV under the Webster Agreement are nonrecourse to the Company. Any amounts borrowed under the Webster Agreement will mature, and will be due and payable, on the maturity date, which is July 9, 2026. The Webster Agreement bore interest at one-month SOFR plus a spread of 1.95%.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

The following table represents the Company's repurchase agreements as of September 30, 2024:

	Maturity Date	Interest Expense Incurred	Ending Weighted Average Interest Rate	Amount Pledged	Amount per Consolidated Statements of Assets and Liabilities
FBRED BDC BB FLOAT, LLC (“Barclays SPV”)	6/24/2027	$1,318	6.97%	$243,423	$160,136
FBRED BDC High Yield Securities, LLC ("JPM Repo SPV")	N/A	115	6.32%	13,875	11,534
FBRED BDC JPM Seller, LLC ("JPM SPV")	8/14/2026	342	7.23%	96,236	60,711
FBRED BDC Landings Finance, LLC (“Webster SPV”)	7/9/2026	51	7.24%	21,219	15,914
Total		$1,826	7.02%	$374,753	$248,295
The combined weighted average borrowings outstanding was $47.5 million for the period ended September 30, 2024.
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 8, 2024, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of September 30, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 215%.
At September 30, 2024, the carrying amount of the Company's repurchase agreements approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's repurchase agreements is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2024, the Company's borrowings would be deemed to be Level 3, as defined in Note 5 - Fair Value Measurement.

Note 7- Commitments & Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2024, the Company had unfunded commitments on a delayed draw term loan of $112.7 million. As of September 30, 2024, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
26 W 9th Street LLC	Senior Mortgage	Delayed Draw	$25,210	$9,770
26 W 9th Street LLC	Mezzanine	Delayed Draw	2,801	1,074
AVR Eugene Hotel LLC	Senior Mortgage	Delayed Draw	12,598	3,629
Blue Suede Hospitality Group	Senior Mortgage	Delayed Draw	19,510	1,174
Grand Cypress Apartments, LLC	Senior Mortgage	Delayed Draw	50,000	3,120
Hallandale Oasis 2019 LLC	Senior Mortgage	Delayed Draw	23,098	17,599
Hallandale Oasis 2019 Holdings LLC	Mezzanine	Delayed Draw	8,772	4,480
Paraiso 256, LLC	Senior Mortgage	Delayed Draw	29,896	3,601
SL 418, LLC	Senior Mortgage	Delayed Draw	48,701	2,316
WHK Waterfront Urban Renewal LLC	Senior Mortgage	Delayed Draw	50,000	46,810
WHK Waterfront Mezz LLC	Mezzanine	Delayed Draw	19,091	19,091
Total			$289,677	$112,664

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

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

Note 8 - Net Assets
Equity Issuance
The Company has the authority to issue an unlimited number of Common Shares at $0.001 per share par value.
As of September 30, 2024, The Company had capital commitments totaling $526.5 million with unfunded commitments totaling $251.5 million and a percent called ratio of 52.2%. The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from March 11, 2024 (date of inception) to September 30, 2024:

Share Issue Date	Shares Issued	Net Proceeds Received
June 12, 2024	60	$2
June 20, 2024	4,199,999	104,999
July 10, 2024	2,347,417	60,000
August 7, 2024	4,250,388	110,000
Total Capital Drawdowns	10,797,864	$275,001
Distributions
The Board did not declare a distribution for the period from March 11, 2024 (date of inception) to September 30, 2024.

Note 9 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per Common Share for the three months ended September 30, 2024 and for the period from March 11, 2024 (date of inception) to September 30, 2024:

	For the three months ended September 30, 2024	For the period from March 11, 2024 (date of inception) to September 30, 2024
Basic and diluted
Net increase in net assets resulting from operations	$10,107	$11,116
Weighted average shares outstanding	8,858,831	4,893,281
Net increase in net assets resulting from operations per share (basic and diluted)(1)	$1.14	$2.27
(1) The Company does not have any outstanding anti-dilutive instruments as of September 30, 2024.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

Note 10 - Financial Highlights
The following is a schedule of financial highlights for the period from March 11, 2024 (date of inception) to September 30, 2024:

For the period from March 11, 2024 (date of inception) to September 30, 2024
Per share data:
Net asset value, beginning of period	$—
Net investment income(5)	1.13
Net change in unrealized gain on investments(5)	1.13
Net realized gain on sale of real estate securities(5)	0.01
Net increase in net assets resulting from operations(5)	2.27
Issuance of Common Shares	25.00
Net increase in net assets	27.27
Other(1)	(0.77)
Net asset value, end of period	$26.50
Shares outstanding at end of period	10,797,864
Total return(2)	5.99%
Ratio/Supplemental data attributable to Common Shares:
Total net assets attributable to Common Shares, end of period	286,117

Ratio of net investment income to average net assets attributable to Common Shares(3)(4)	6.17%
Ratio of total expenses to average net assets attributable to Common Shares(3)(4)	6.76%
Ratio of net expenses to average net assets attributable to Common Shares(3)(4)	2.44%
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
(3) Ratios are annualized for the period, except for organizational costs.
(4) Average net assets are computed by taking the average of our end of quarter net assets for each quarter in the reporting period.
(5) The per share data was derived by using the weighted average shares outstanding during the period.

Note 11 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements.

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
The Company intends to use its proceeds from its offering to finance the Company’s investment objectives. The Company’s investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE investments, focused on senior secured, CRE loans across a wide range of geography. The Company will focus its investments in the middle market, with loans in the range of $25 - $100 million, across a mix of asset classes, but maintain a focus on multi-family lending. To a lesser extent, the Company may invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, CMBS and CLOs
The Company is a fixed-term BDC, meaning it is an investment vehicle of defined duration. Following the initial closing, the Company will have an Investment Period of 18 months during which it may invest capital commitments and reinvest proceeds in line with the Company’s investment strategy. The term of the Company shall not extend beyond the 4 year anniversary of the end of the Investment Period.

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
Revenue
The Company generates revenue primarily in the form of interest income on debt investments it holds. In addition, the Company generates income from dividends or distributions on income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. The Company’s debt investments generally have a stated term of two to five years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as Secured Overnight Financing Rate (“SOFR”). Interest on these debt investments is paid quarterly. In some instances, the Company receives payments on its debt investments based on scheduled amortization of the outstanding balances. In addition, the Company may receive repayments of some of its debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. The Company’s portfolio activity also reflects the proceeds of sales of securities. The Company may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.

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

Portfolio, Investment Activity And Results Of Operations
As of September 30, 2024, the Company had investments in twenty-two loans and two real estate securities across four industries. Based on fair value as of September 30, 2024, 100% of the Company’s loan portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 100% of the Company’s loan portfolio at fair value had an interest rate floor denoted in SOFR. The weighted average index floor across the Company’s floating-rate portfolio was approximately 3.57% as of September 30, 2024. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of September 30, 2024, the Company’s estimated weighted average total yield of investments in loans was 8.24%. Weighted average yields are based on interest rates as of September 30, 2024.
As part of the monitoring process, the Advisor has developed risk policies pursuant to which it regularly assesses the risk profile of each of our loan investments. The Advisor has developed a classification system to group investments into five categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. The Advisor’s ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. Please see below for a description of the four categories of the Advisor’s Internal Risk Rating system:
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
The distribution of the Company’s CRE loan portfolio on the Advisor’s Internal Risk Rating System is as follows:

September 30, 2024
Internal Performance Rating	Fair Value (in thousands)	Percentage of Total Investments	Number of Portfolio Companies
1	$—	—%	—
2	509,164	100.0%	22
3	—	—%	—
4	—	—%	—
5	—	—%	—
Total	$509,164	100.0%	22
The following table shows the investment portfolio composition by industry grouping based on fair value at September 30, 2024:

	At September 30, 2024
	Investments at Fair Value(1)	Percentage of Total Portfolio
Multifamily	$410,820	78.5%
Hospitality	91,667	17.5%
Self Storage	15,556	3.0%
Industrials	5,002	1.0%
Total	$523,045	100.0%

(1) Investments include real estate securities.
The below table presents a summary of changes in fair value of Level 3 assets by investment type (amounts in thousands):

	Senior Mortgage	Mezzanine	Total
Balance as of March 11, 2024	$—	$—	$—
Loan originations	499,809	9,183	508,992
Loan origination fees	(5,445)	(150)	(5,595)
Net accretion of discount	280	6	286
Net change in unrealized appreciation (depreciation) on investments	5,339	142	5,481
Balance as of September 30, 2024	$499,983	$9,181	$509,164

Consolidated Results Of Operations
The Company was formed on March 11, 2024 (date of inception), entered into an initial subscription agreement on June 7, 2024, and commenced investment operations on June 13, 2024. The following table represents our operating results (amounts in thousands):

	For the three months ended September 30, 2024	For the period from March 11, 2024 (date of inception) to September 30, 2024
Total investment income	$7,519	$7,745
Total expenses	4,542	6,264
Less: waivers	(2,370)	(4,066)
Net investment income	5,347	5,547
Net realized gain from investments	47	47
Change in unrealized appreciation from investments	4,713	5,522
Net increase in net assets resulting from operations	$10,107	$11,116

Weighted Average Shares Outstanding	8,858,831	4,893,281
Net Investment Income per share (basic and diluted)	$0.60	$1.13
Net increase in net assets resulting from operations per share (basic and diluted)(1)	$1.14	$2.27
(1) The Company does not have any outstanding anti-dilutive instruments as of September 30, 2024.

Revenues
Revenues were as follows (amounts in thousands):

	For the three months ended September 30, 2024	For the period from March 11, 2024 (date of inception) to September 30, 2024
Investment income:
From non-controlled, non-affiliated investments:
Interest income	$7,207	$7,433
Other income	312	312
Total investment income	$7,519	$7,745
Total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was $523.0 million as of September 30, 2024 and, as of such date, all of the Company’s debt investments were income-producing.
Interest income on the loans the Company originates and the Company’s real estate securities is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2024, all of the Company’s investments were performing and current on their interest payments.
Change in Unrealized Appreciation from Investments
The change in unrealized appreciation from investments was driven by the mark-to-market of our investments to fair value from amortized cost.
Expenses
Expenses were as follows (amounts in thousands):

	For the three months ended September 30, 2024	For the period from March 11, 2024 (date of inception) to September 30, 2024
Expenses:
Interest and debt fees	$2,055	$2,055
Management fees	405	488
Administration fees	605	1,045
Directors' fees	79	79
Organizational costs	—	585
Other expenses	1,398	2,012
Total expenses	4,542	6,264
Less: waivers (Note 3)	(2,370)	(4,066)
Net expenses	$2,172	$2,198
Interest and debt fees was driven by the Company’s repurchase agreements and amortization of deferred financing costs. Administration fees are derived from an agreed upon reimbursable amount based on employee time charged and allocated to the Company.
Organizational costs include expenses incurred in the Company’s initial formation and the Company’s offering of Shares. Other expenses include valuation, custody, sub-admin and other costs. Waivers include organizational costs and management fee waivers.

Returns

For the period from March 11, 2024 (date of inception) to September 30, 2024
Per share data:
Net asset value, beginning of period	$—
Issuance of Common Shares	25.00
Net increase in net assets	1.50
Net asset value, end of period	$26.50
Shares outstanding at end of period	10,797,864
Total return(1)	5.99%
Total return post capital call(2)	20.22%
(1) Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period. Total return is for the period indicated and has not been annualized.
(2)The Company started originating loans after the capital call on June 20, 2024. From June 20, 2024 through the period ended September 30, 2024, the Company’s economic return was 20.22%.

Income Taxes, Including Excise Taxes
The Company intends to elect to be treated as a REIT under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to REITs. To qualify for tax treatment as a REIT, the Company must, among other things, distribute to the Company’s shareholders in each taxable year generally at least 90% of the sum of our Investment Company Taxable Income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain the Company’s tax treatment as a REIT, the Company, among other things, intends to make the requisite distributions to its shareholders, which generally relieve the Company from corporate-level U.S. federal income taxes.
For the three months ended September 30, 2024, we did not incur any excise tax.

Non-GAAP Financial Measures
Adjusted Distributable Earnings is a non-GAAP measure, which the Company defines as GAAP distributable earnings per the Consolidated Statement of Assets and Liabilities or the net increase in net assets resulting from operations per the Consolidated Statements of Operations (loss) adjusted for (i) net changes in unrealized (appreciation) depreciation, (ii) loan origination fees collected, (iii) accretion of income into interest income and (iv) and other one time or non-recurring charges that not related to the Company’s core activities. The Company believes that Adjusted Distributable Earnings provides meaningful information to consider in addition to the disclosed GAAP results. The Company believes Adjusted Distributable Earnings is a useful financial metric for existing and potential future holders of its Common Shares, as it believes dividends are one of the principal reasons shareholders may invest in its Common Shares. Adjusted Distributable Earnings does not represent net income (loss) and should not be considered as an alternative to GAAP net income (loss). The methodology for calculating Adjusted Distributable Earnings may differ from the methodologies employed by other companies and thus may not be comparable to the Adjusted Distributable Earnings reported by other similar companies. The following table provides a reconciliation of GAAP metrics to Adjusted Distributable Earnings for the three months ended September 30, 2024 and for the period from March 11, 2024 (date of inception) to September 30, 2024:

	For the three months ended September 30, 2024	For the period from March 11, 2024 (date of inception) to September 30, 2024
Net increase in net assets resulting from operations	$10,107	$11,116
Net change in unrealized depreciation (appreciation)	(4,713)	(5,522)
Accretion on loan origination income into interest income	(283)	(286)
Loan origination fees collected	4,783	5,595
Adjusted distributable earnings as of September 30, 2024	$9,894	$10,903

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
The Company may seek to enter into bank debt, credit facility and/or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors. As of September 30, 2024 the Company had $248.3 million of borrowings outstanding.
Cash Equivalents
The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity such that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents. As of September 30, 2024, the Company had no cash equivalents.
Repurchase Agreements
On June 24, 2024, the Company’s wholly, consolidated subsidiary, FBRED BDC BB FLOAT, LLC (“Barclays SPV”), entered into a master repurchase agreement (“Barclays Agreement”), with the Barclays SPV as the seller, and Barclays Bank PLC as the purchaser. The aggregate commitments to purchase the loans under the Barclays Agreement are $250 million. Obligations under the Barclays SPV are secured by a first priority security interest in all of the loans pledged under Barclays SPV. The obligations of Barclays SPV under the Barclays Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays agreement will mature, and will be due and payable, on the maturity date, which is June 24, 2027. The Barclays agreement bore interest at one-month SOFR plus an average spread of 1.64%.
On July 3, 2024, the Company’s wholly, consolidated subsidiary, FBRED BDC High Yield Securities, LLC (“JPM Repo SPV”), entered into a master repurchase agreement (“JPM Repo Agreement”), with the JPM Repo SPV as the seller, and J.P. Morgan Securities LLC as the purchaser. There is no maximum aggregate commitments to purchase real estate securities under the JPM Repo Agreement. Obligations under the JPM Repo SPV are secured by a first priority security interest in all of the real estate securities pledged under JPM Repo SPV. The obligations of JPM Repo SPV under the JPM Repo Agreement are nonrecourse to the Company. Any amounts borrowed under the JPM Repo agreement will mature, and will be due and payable when the pledged real estate securities mature or are sold by the Company. The JPM Repo agreement bore interest at one-month SOFR plus an average spread of 0.97%.
On August 14, 2024, the Company’s wholly, consolidated subsidiary, FBRED BDC JPM Seller, LLC (“JPM SPV”), entered into a master repurchase agreement (“JPM Agreement”), with the JPM SPV as the seller, and JPMorgan Chase Bank, National Association as the purchaser. The aggregate commitments to purchase the loans under the JPM Agreement are $500 million. Obligations under the JPM SPV are secured by a first priority security interest in all of the loans pledged under JPM SPV. The obligations of JPM SPV under the JPM Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays agreement will mature, and will be due and payable, on the maturity date, which is August 14, 2027. The JPM agreement bore interest at one-month SOFR plus an average spread of 1.81%.
On August 15, 2024, the Company’s wholly, consolidated subsidiary, FBRED BDC Landings Finance, LLC (“Webster SPV”), entered into a master repurchase agreement (“Webster Agreement”), with the Webster SPV as the seller, and Webster Bank, National Associate as the purchaser. The aggregate commitment to purchase a loan under the agreement is $15.9 million. Obligations under the Webster SPV are secured by a first priority security interest in the loan pledged under Webster SPV. The obligations of Webster SPV under the Webster Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays agreement will mature, and will be due and payable, on the maturity date, which is August 15, 2027. The Webster agreement bore interest at one-month SOFR plus a spread of 1.95%.

The following table represents the Company's repurchase agreements as of September 30, 2024:

	Maturity Date	Interest Expense Incurred	Amount Pledged	Amount per Consolidated Statements of Assets and Liabilities
FBRED BDC BB FLOAT, LLC (“Barclays SPV”)	6/24/2027	$1,318	$243,423	$160,136
FBRED BDC High Yield Securities, LLC ("JPM Repo SPV")	N/A	115	13,875	11,534
FBRED BDC JPM Seller, LLC ("JPM SPV")	8/14/2026	342	96,236	60,711
FBRED BDC Landings Finance, LLC (“Webster SPV”)	7/9/2026	51	21,219	15,914
Total		$1,826	$374,753	$248,295
The combined weighted average borrowings outstanding was $47.5 million as of September 30, 2024.
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 8, 2024, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of September 30, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 215%.
At September 30, 2024, the carrying amount of the Company's repurchase agreements approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's repurchase agreements is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2024, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.

Contractual Obligations
As of September 30, 2024, the Company did not have any significant contractual payment obligations.
However, in the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2024, the Company had unfunded commitments on delayed draw term loans of $112.7 million. As of September 30, 2024, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
26 W 9th Street LLC	Senior Mortgage	Delayed Draw	$25,210	$9,770
26 W 9th Street LLC	Mezzanine	Delayed Draw	2,801	1,074
AVR Eugene Hotel LLC	Senior Mortgage	Delayed Draw	12,598	3,629
Blue Suede Hospitality Group	Senior Mortgage	Delayed Draw	19,510	1,174
Grand Cypress Apartments, LLC	Senior Mortgage	Delayed Draw	50,000	3,120
Hallandale Oasis 2019 LLC	Senior Mortgage	Delayed Draw	23,098	17,599
Hallandale Oasis 2019 Holdings LLC	Mezzanine	Delayed Draw	8,772	4,480
Paraiso 256, LLC	Senior Mortgage	Delayed Draw	29,896	3,601
SL 418, LLC	Senior Mortgage	Delayed Draw	48,701	2,316
WHK Waterfront Urban Renewal LLC	Senior Mortgage	Delayed Draw	50,000	46,810
WHK Waterfront Mezz LLC	Mezzanine	Delayed Draw	19,091	19,091
Total			$289,677	$112,664
Capital Commitments
The following table shows the funded capital commitments and total capital commitments from investors as of September 30, 2024 (dollar amounts in thousands):

September 30, 2024
	Capital Commitments	Funded Capital Commitments	% of Capital Commitments
Common Shares	$526,500	$274,999	52.2%
Unregistered Sales of Equity Securities
For the period from March 11, 2024 (date of inception) to September 30, 2024, the Company held one closing of our continuous private offering of Shares. As a result, the total Shares issued and proceeds received related to such closings were as follows:

For the period from March 11, 2024 (date of inception) to September 30, 2024
Share Issuance Date	Shares Issued	Amount (in thousands)
June 12, 2024	60	$2
June 20, 2024	4,199,999	104,999
July 10, 2024	2,347,417	60,000
August 7, 2024	4,250,388	110,000
Total	10,797,864	$275,001

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Distributions and Distribution Reinvestment
There were no distributions for the period from March 11, 2024 (date of inception) to September 30, 2024.
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
Our Board intends to declare and pay distributions on a quarterly basis. We do not have a distribution reinvestment plan and expect to pay all distributions in cash. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our Board.
We may fund our cash distributions to shareholders from any sources of funds available to us, including, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, non-capital gain proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We have not established limits on the amount of funds we may use from available sources to make distributions.
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
As of September 30, 2024, our portfolio included twenty-four variable rate investments based on SOFR (or “indexing rates”) for various terms. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100, 200 or 300 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant, and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

Change in Interest Rates	Increase (Decrease) in Interest Income	(Increase)/Decrease in Interest Expense	Net Increase (Decrease) in Net Investment Income
(-) 25 Basis Points	$(1,307)	$602	$(705)
(+) 100 Basis Points	5,229	(2,408)	2,821
(+) 200 Basis Points	10,457	(4,815)	5,642
(+) 300 Basis Points	15,686	(7,223)	8,463
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2024, we were not subject to any material legal proceedings.

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
3.1
Third Amended and Restated Agreement and Declaration of Trust, dated June 12, 2024 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on June 13, 2024)

3.2	Bylaws, dated as of April 8, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on April 22, 2024)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	Signature	Title

November 5, 2024	/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer (Principal Executive Officer)
November 5, 2024	/s/ Jerome Baglien Jerome Baglien	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)