Form 10-K
period 2024-12-31
Franklin BSP Real Estate Debt BDC
filed 2025-03-27
CIK 2018545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from March 11, 2024 to December 31, 2024
Commission file number: 814-01736
FRANKLIN BSP REAL ESTATE DEBT BDC
(Exact name of registrant as specified in its charter)

Delaware		99-1918767
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
One Madison Avenue,
New York, New York 10010
(Address of Principal Executive Office) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (212) 588-6770
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common shares of beneficial interest, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is currently no established public market for the Registrant’s common shares of beneficial interest, $0.001 par value per share (“Common Shares”).
As of March 27, 2025, the Registrant had: 17,353,215 Common Shares, outstanding.

FRANKLIN BSP REAL ESTATE DEBT BDC
FORM 10-K FOR THE PERIOD FROM MARCH 11, 2024 (DATE OF INCEPTION) TO DECEMBER 31, 2024

Forward Looking Statements
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form-10K may include statements as to:
•our future operating results;
•our business prospects and the prospects of the assets in which we may invest;
•the impact of a protracted decline in the liquidity of credit markets on our business;
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
•our current and expected financing arrangements and investments;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, if any, from the operations of our portfolio companies;
•actual and potential conflicts of interest with our Advisor (as defined below) and its affiliates, and its senior investment team;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•our use of financial leverage, including the use of borrowed money to finance a portion of our investments and the availability of equity and debt capital on favorable terms or at all;
•the impact of supply chain constraints on our portfolio companies and the global economy;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•the ability to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”) and maintain our qualification as a business development company (a “BDC”);
•the timing, form and amount of any distributions;
•the impact of fluctuations in interest rates on our business;
•the valuation our investments in portfolio companies, particularly those having no liquid trading market;
•the impact of changes to generally accepted accounting principles, and the impact to the Company;
•the impact of changes to tax legislation and, generally, our tax position;
•the ability of our Advisor to locate suitable investments for us and to monitor and administer our investments; and
•the ability of our Advisor and its affiliates to attract and retain highly talented professionals.
In addition, words such as “anticipate,” “believe,” expect,” “intend,” “plan,” “will,” “may,” “continue,” “seek,” “estimate,” “would,” “could,” “should,” “target,” “project,” and variations of these words and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or express in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Examples of factors that could cause actual results to differ materially include:
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
•distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds, the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources; and
•the purchase prices for our Common Shares is generally based on our net asset value (“NAV”) determined within 48 hours of the issuance of Common Shares and is not based on any public trading market.
We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

SUMMARY OF RISK FACTORS
The following is only a summary of the principal risks that may adversely affect our business, financial condition and results of operations and cash flows. The following should be read in conjunction with the complete discussion of the material risk factors we may face, which are set forth below under “Item 1A. Risk Factors.”

Risks Related to Our Organizational Structure
•We have a limited operating history and there can be no assurance that we will be able to successfully achieve our investment objectives
•We are dependent on Benefit Street Partners and its affiliates, including the Advisor, and their key personnel who provide services to us through the Investment Advisory Agreement (as defined herein), and we may not find a suitable replacement for the Advisor if the Investment Advisory Agreement is terminated, or for these key personnel if they leave Benefit Street Partners or otherwise become unavailable to us.
•Our Advisor manages our portfolio pursuant to broad investment guidelines and is not required to seek the approval of our Board of Trustees for each investment, financing, asset allocation or hedging decision made by it, which may result in our making riskier loans and other investments and which could materially adversely affect our business, results of operations and financial condition.
•There is no public trading market for our Common Shares and we do not intend to effect a share repurchase program; therefore, you will likely be unable to dispose of your Common Shares.
•We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, offering net proceeds and the sale of or repayments under our investments, and we have no limits on the amounts we may fund from such sources.
•Our Board of Trustees may amend our Declaration of Trust without prior shareholder approval.
Risks Related to Our Investments
•Our commercial real estate debt investments are subject to the risks typically associated with ownership of commercial real estate.
•Commercial mortgage loans that we originate or acquire may have certain distinct risk characteristics. Mortgage loans on commercial properties generally lack standardized terms, which may complicate their structure and increase due diligence costs.
•Most of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.
•Interest rate fluctuations could reduce our ability to generate income on our investments and may cause losses.
•Real estate valuation is inherently subjective and uncertain.

•We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate and/or acquire desirable investments in our target assets and could also affect the pricing of these assets.
Risks Related to Debt Financing
•When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.
•We may use repurchase agreements to finance our investments, which may expose us to risks that could result in losses, including due to cross-defaults and cross-collateralization under warehouse repurchase and credit facilities.
•We may not be able to access financing sources on attractive terms, which could adversely affect our ability to fund and grow our business, or result in dilution to our existing shareholders.
Risks Related to Our Relationship with the Advisor
•We depend on the Advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Advisor could have a material adverse effect on our business and ability to achieve our investment objectives.
Risks Related to Conflicts of Interest
•Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.
•The fee structure set forth in the Investment Advisory Agreement may not create proper incentives for the Advisor.
•Certain Other BSP Accounts (as defined herein) have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.
Risks Related to Our REIT Status and Certain Other Tax Items
•Our failure to qualify as a REIT in any taxable year would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our shareholders.
•Qualifying as a REIT involves highly technical and complex provisions of the Code.
•Our Board of Trustees is authorized to revoke our REIT election without shareholder approval, which may cause adverse consequences to our shareholders.
Risks Related to Our BDC Status
•Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital.
•If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our investment strategy.
General Risk Factors
•The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, natural disasters, or pandemics, or changes in laws and trade barriers.
•We rely upon the accuracy and completeness of information about borrowers, lenders, and other counterparties, and any misrepresented information or fraud could result in significant financial losses and harm to our reputation.

PART 1
ITEM 1. BUSINESS
In this Annual Report on Form 10-K, except where the context suggests otherwise, the terms “we,” “us,”, “our,” and “the Company” refer to Franklin BSP Real Estate Debt BDC and its consolidated subsidiaries. The term “Advisor” refers to Benefit Street Partners L.L.C. in its role as our investment advisor and the term “Administrator” refers to Benefit Street Partners L.L.C. in its role as our administrator. The terms “Benefit Street Partners” or “BSP” refers to Benefit Street Partners L.L.C.
General
The Company
We are a recently formed, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a real estate investment trust (“REIT”). We were formed as a Delaware statutory trust on March 11, 2024. As a BDC and a REIT, we must comply with certain regulatory requirements. See “—Regulation as a Business Development Company” and “—Certain U.S. Federal Tax Considerations.”
We are externally managed by the Advisor. Our Advisor is a limited liability company that is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio.
The Company’s investment objectives are to seek to provide high current income while maintaining downside protection.
The Company seeks to invest in assets that will enable it to:
•provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;
•preserve and protect invested capital, by primarily focusing on high-quality credit investments supported by current cash-flow and/or limited business plan risk in the underlying assets;
•reduce downside risk by investing in loans with relatively low loan-to-value ratios, meaning we generally invest in less risky loans with low interest rates which are backed by high-quality real assets, with a focus on residential lending and with meaningful borrower equity; and
•provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate (“CRE”) debt with expected lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.
We intend to use our proceeds from our private offering of common shares (the “offering”) to finance our investment objectives. The Company’s investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE investments, focused on senior secured, CRE loans across a wide range of geography. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (i.e., net assets plus borrowings for investment purposes) in debt instruments issued by companies primarily engaged in the business of owning and/or operating real estate. Our 80% policy with respect to investments is not fundamental and may be changed by our board of trustees (the “Board of Trustees”) without shareholder approval. Shareholders will be provided with sixty (60) days’ notice in the manner prescribed by the SEC before we make any changes to this policy.
For over 50% of the Company’s portfolio, the Company intends to target middle market companies, which the Company generally defines as companies that have loans between $25 million and $100 million, although the Company may invest in larger or smaller companies. The Company will invest across a mix of asset classes, but intends to invest more than 50% of its portfolio in residential lending, that is, loans to companies that own residential properties, including multi-family homes. It is expected that most of our borrowers are and will be eligible portfolio companies, as such term is defined in the 1940 Act. To a lesser extent, the Company may invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”). The Company believes its real estate-related debt and equity investments will help manage cash before investing subscription proceeds into investments while also seeking attractive current income.
The Company seeks to focus on a flexible mix of credit and other real estate investments associated with high-quality assets to generate current cash flow. The Company seeks to identify attractive risk-reward investment opportunities with a focus on financing middle market investments. The Company expects to create synergies with Benefit Street Partner’s commercial real estate team’s existing debt sourcing capabilities by leveraging its significant scale and existing relationships to source high quality lending opportunities.
During periods in which the Advisor determines that economic or market conditions are unfavorable to shareholders and a defensive strategy would benefit the Company, the Company may temporarily deviate from its investment strategy. During these periods, subject to compliance with the 1940 Act, the Company may expand or change its investment strategy and target assets temporarily, including by investing all or any portion of its assets in U.S. government securities, including bills, notes and bonds differing as to maturity and rates of interest that are either issued or guaranteed by the U.S. Treasury or by U.S. government agencies or instrumentalities; non-U.S. government securities that have received the highest investment grade credit rating; certificates of deposit issued against funds deposited in a bank or a savings and loan association; commercial paper; bankers’ acceptances; fixed time deposits; shares of money market funds; credit-linked notes; repurchase agreements with respect to any of the foregoing; or any other fixed income securities that the Advisor considers consistent with this temporary strategy. It is impossible to predict when, or for how long, the Company would use such temporary strategy. There can be no assurance that such strategy would be successful.
We may co-invest, subject to the conditions included in the exemptive order received by our Advisor from the SEC, with certain of our affiliates. See “—Allocation of Co-Investment Opportunities” below. We believe that such co-investments afford us additional investment opportunities and an ability to build a diverse portfolio.
As a BDC, we are generally required to invest at least 70% of our total assets in securities of private and certain U.S. public companies (other than certain financial institutions), cash, cash equivalents and U.S. government securities and other limited float high quality debt investments that mature in one year or less.
We are permitted to borrow money from time to time within the levels permitted by the 1940 Act that are applicable to us. Subject to the receipt of certain approvals and compliance with certain disclosure requirements, we are permitted to reduce our asset coverage, as defined in the 1940 Act from 200% to 150% so long as we meet certain disclosure requirements. On April 8, 2024, our sole shareholder approved the reduced asset coverage requirements and declined the Company’s offer to repurchase all of its outstanding Common Shares. As a result, we are subject to the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permit a BDC to double the maximum amount of leverage that it is permitted to incur by reducing the asset coverage requirements applicable to such BDC from 200% to 150%.
About Our Advisor, BSP, and Franklin Templeton
Our Advisor is served by Benefit Street Partners’ commercial real estate origination, investment and portfolio management team. BSP consists of over 100 investment professionals and over 250 total employees as of March 31, 2024.
BSP is a leading credit-focused alternative asset management firm with approximately $42 billion in assets under management as of December 31, 2023. Established in 2008, the BSP platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies, including private/opportunistic debt, structured credit, high yield, special situations, and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass BSP’s robust platform.
Our Advisor’s core commercial real estate investment committee consists of Michael Comparato, Head of Real Estate, Senior Portfolio Manager of BSP Real Estate (“BSP RE”), Jerome Baglien, Chief Financial Officer and Chief Operating Officer of BSP RE, Tanya Mollova, Managing Director of BSP RE, and Matthew Jacobs, Managing Director and Chief Credit Officer of BSP RE, each with substantial experience in originating, underwriting and structuring real estate credit investments.
The Advisor is a wholly-owned subsidiary of Franklin Resources, Inc. (“Franklin Templeton”) (NYSE: BEN), a global investment management organization serving clients in over 150 countries. Franklin Templeton’s mission is to help clients achieve better outcomes through investment management expertise, wealth management and technology solutions. Through its specialist investment managers, the company offers specialization on a global scale, bringing extensive capabilities in fixed income, equity, alternatives, and multi-asset solutions. With more than 1,300 investment professionals, and offices in major financial markets around the world, the California-based company has more than 75 years of investment experience and approximately $1.6 trillion in assets under management as of January 31, 2024.
Investment Process
The Advisor utilizes a defined and systematic process across all investment types in its commercial real estate platform when analyzing and managing investments that details workflows and responsibilities from initial sizing through closing of an investment. Utilizing this single process allows the Advisor to take a hands-on approach and evaluate all investment equally in order to preserve and create value.

Sourcing. The Advisor has developed a multi-channel sourcing network through its close relationships with developers, real estate sponsors, local brokers, banks, investment banks, B-piece buyers and other strategic partners. Given the large scale and consistent presence of the Advisor’s origination team across the platform, the commercial real estate team has historically had significant access to what the Advisor believes to be comparatively attractive deals in addition to the ability to negotiate relatively favorable terms. Leveraging relationships across the full private credit and real estate platforms has led to a meaningfully high percentage of repeat borrowers and, as a result, the Advisor is often awarded deals over competitors offering more favorable terms.
Approximately 50% of deals are sourced by the Advisor with incumbent relationships. The Advisor’s real estate team maintains an in-house underwriting team and originations are run out of offices in New York, California, Florida, Georgia, and Texas. The origination team has extensive experience across all property types and geographic areas. The origination team’s focus is on its individualized strategic relationships with broker and real estate owners’ clients directly, relationships that have been developed and maintained for on average over 15 years across the senior origination team.
Application Stage. We create a Preliminary Asset Summary Report (a “Prelim ASR”) within 72 hours of a term sheet on an investment being executed. This Prelim ASR is circulated to all members of the Advisor’s Real Estate team, including all investment committee members. The investment committee for the Company (the “Investment Committee”) is currently composed of Michael Comparato, Jerome Baglien, Matthew Jacobs, and Tanya Mollova. Creating the Prelim ASR at initial term sheet stage allows all Investment Committee members to have full understanding of forward pipeline investments, for the finance team to proactively identify proper financing sources and minimize time from closing to financing, and the asset management team to ensure proper structure for ongoing monitoring.
Full Due Diligence. The due diligence team consists typically of a dedicated underwriter, who reports directly to the Chief Credit Officer of the Advisor, a team analyst and an internal legal team member. The underwriter is responsible for all aspects of the diligence process, including financial and tenant analysis, third-party report engagement, market reconnaissance, sponsorship diligence, site inspections, cash flow modeling, and investment memo creation. The underwriter will leverage the team analyst, under its direction, for certain aspects of the process. Additionally, the underwriter may use various third-party research sources to augment their diligence process, though always maintains full responsibility for the process. The diligence team additionally includes an internal legal team member, who reports to the Real Estate General Counsel of the Advisor, as well as outside counsel to perform legal due diligence and draft documents.
Pre-Closing and Investment Committee. The Advisor’s Real Estate team utilizes its extensive internal underwriting process to evaluate and mitigate risk. Prior to the team issuing an application to proceed with underwriting, all potential transactions are reviewed by either the Chief Credit Officer of the Advisor or Head of BSP RE to identify any upfront risks and ensure proper mitigation is achievable. To the extent a transaction proceeds to underwriting, the underwriting process for every investment is headed by a member of the internal dedicated underwriting team of BSP RE, whose sole function is to identify and mitigate transaction risks.
Upon completion of full due diligence, the deal team formally presents the investment opportunity to the Investment Committee for approval, which is required for deal approval and funding, future funding/additional capital advances, modifications to legal documents, sales, and material deviations from business plans. Majority vote is required but unanimous vote has been the standard historically. Senior business personnel oversee the financing, operations, and monitoring of investments.
Closing. To fund and execute a debt investment, numerous approvals and documentation are required prior to funding to help eliminate any transaction errors. First, the deal team is required to provide an Investment Committee memo which details the rationale of the investment. The investment memo is signed off and approved by the Investment Committee. The day of funding, the deal team provides a loan funding package to the finance and operations team. The loan funding package includes all approvals of the investment from the Investment Committee, the operations loan onboarding sheet, sources and uses summary and a tax checklist. Ultimately before the finance team sends out any cash for deal funding, the legal team signs off on the wire instructions to ensure the cash is provided to the correct party. Once the deal is funded, the finance team sends an email to the deal team and legal team with the federal reference wire number to ensure the cash can be tracked back to the correct party.
Post-Close Monitoring. The internal asset management team consists of nine people and while everyone has some level of familiarity with the entire portfolio, the assets are split amongst the personnel based largely on sponsorship and geographic concentrations.

On an asset level, the Advisor’s asset management team is responsible for monthly and quarterly reporting on our investments. We perform an asset-by-asset review of all our positions every quarter for performance, risk, and any material updates. Any interim updates to assets are communicated on an as-needed basis to senior BSP RE management.
Investment and Monitoring.
BSP manages multiple real estate debt funds with similar investing mandates to the Company and BSP believes that the policies and guidelines that apply to BSP’s real estate debt funds are highly relevant and applicable to the Company.
Transcending all components of BSP’s investment strategy is the overarching goal of downside protection at the Company-level through best-in-class portfolio management. BSP seeks to accomplish this objective through disciplined application of risk management best practices across the portfolio combined with Company-level diversification across several discrete dimensions. BSP’s risk management practices are grounded in an established investment process comprising systematic underwriting, rigorous due diligence, third-party reports, and Investment Committee approval accompanied by a proprietary and dynamic post-investment monitoring system for regularly updating issuer data.
•On a quarterly basis, the Investment Committee performs a review of the real estate debt and equity investments and then approves the valuation of such investments.
•On a quarterly basis, for securities, position reconciliations are performed against a third party statement.
•For real estate properties, a site visit is performed prior to acquisition and title/deed of each properties are obtained at acquisition.
    Our investment process is segregated by underwriting and origination with separate teams and leadership on the two sides of the business. Investments are approved by the Investment Committee prior to funding and BSP has a closing process in place to ensure all proper authorizations are in place.
On an asset level, our asset management team monitors monthly and quarterly reporting on our investments. Quarterly we perform an asset-by-asset review of all our positions to review performance, risk, and any material updates. Any interim updates to assets are communicated on an as-needed basis to senior BSP RE management.
In addition, all assets are visited by a BSP team member at a minimum once per annum. Further, as many of the properties are undergoing construction, BSP engages an engineer to visit the properties and inspect work on our behalf, as needed.
We assess any potential impairments or reserves on our loans via our risk rating and valuation process, generally on a quarterly basis. There may additionally be events that could trigger inter-quarter assessments based on failed covenants or borrower developments.
As part of our quarterly asset review process (“QAR”), we assign internal credit ratings on all loans originated. See below for the detail on the risk rating scale. Risk rating categories range from “1” to “5” with “1” representing the lowest risk of loss and “5” representing the highest risk of loss with the ratings updated quarterly. At the time of origination or purchase, loans held for investment are ranked as a “2” and will move accordingly going forward based on the ratings which are defined as follows:
1) Very Low Risk: Investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since time of investment are favorable.
2) Low Risk: Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable.
3) Average Risk: Performing investments requiring closer monitoring. Trends and risk factors show some deterioration.
4) High Risk/Delinquent/Potential for Loss: Underperforming investment with the potential of some interest loss but still expecting a positive return on investment. Trends and risk factors are negative.
5) Impaired/Defaulted/Loss Likely: Underperforming investment with expected loss of interest and some principal.
Operationally, we have our team assess the best course of action to mitigate the exposure to the Company which will be a process by which the asset management and legal teams will determine our various courses of action and the likely impacts of each. The senior management team will then determine how they want to proceed. The primary goal of this is to minimize any potential losses and maximize the Company returns.

In times of heightened market volatility or other stress, the investment process remains the same, however, volatility may inform our decisions on making new investments, adjusting the required return for those investments and making any amendments to existing investments.
The Advisor may utilize interest rate caps and/or fixed-to-floating on real estate assets that we own in order to mitigate interest rate exposure.
The Company expects to benefit from dislocations in the broader market whereby the lending market has become more fractured and less centralized in money-center banks. This was a trend that began after the last financial crisis and continues today, particularly in the middle market segment. Additionally, the current market environment has sidelined or limited competitors in the middle market space that were under capitalized or dependent on bank financing for their positions. Further, dislocation in regional banks has introduced another limitation on credit providers in the middle market and we anticipate being well poised to fill this void. The Company believes there will be ample opportunities for the Company to take advantage of these trends.
In addition, there will be opportunities as it relates to refinancing risk. The federal reserve has aggressively raised interest rates with the 1-month SOFR rising from 0.05% to over 5.00% in a very limited amount of time. We expect this to result in refinancing and financing challenges for real estate equity investors. Existing borrowers will have trouble meeting the requirements for extension with declining debt service coverage compounded by widening cap rates, which will impact valuations.
The weighted average risk rating of our investments based on fair value was 2.0 as of December 31, 2024. As of December 31, 2024, we had no portfolio companies on non-accrual status.
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2024 (dollars in thousands):

December 31, 2024
Internal Performance Rating	Fair Value	Percentage of Total Investments
1	—	—%
2	813,864	100.0%
3	—	—%
4	—	—%
5	—	—%
Total	$813,864	100.0%

Our Investment Portfolio
As of December 31, 2024, the fair value of our investments was $842.9 million. The composition of our investment portfolio at cost and fair value was as follows (dollars in thousands):

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Mortgage	$791,903	$799,660	94.9%
Mezzanine	14,067	14,204	1.7%
Real Estate Securities	28,914	28,992	3.4%
Total	$834,884	$842,856	100%

The following table shows the investment portfolio composition by industry grouping based on fair value at December 31, 2024 (dollars in thousands):

	At December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio
Multifamily	$594,636	70.6%
Hospitality	$133,367	15.8%
Industrial	$50,452	6.0%
Mixed Use	$48,871	5.8%
Self Storage	$15,530	1.8%
Total	$842,856	100.0%
As of December 31, 2024, 100% of our investments held were based in the United States.
As of December 31, 2024, we had unfunded commitments on a delayed draw term loan of $127.9 million.
See the Consolidated Schedule of Investments as of December 31, 2024, in our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K for more information on these investments.
Term
The Company is non-exchange traded, meaning its Common Shares are not listed for trading on a stock exchange or other securities market, and a fixed-term BDC, meaning it is an investment vehicle of defined duration. The Company’s Shares are intended to be sold by the Company on a continuous basis during the Investment Period (as defined below) at a price generally equal to the Company’s NAV per Share.
Following the initial closing, the Company has an investment period (the “Investment Period”) of 18 months during which it may invest capital commitments and reinvest proceeds in line with the Company’s investment strategy. Upon the expiration of the Investment Period, any unfunded capital commitments outstanding as of such date shall be canceled and the Company shall not be permitted thereafter to call any unfunded capital commitments or reinvest proceeds, except for as deemed necessary by the Advisor to preserve or enhance the value of the Company’s existing investments. Upon the expiration the Investment Period, the Company would commence an orderly wind-down of the investments, which could include a determination by the Advisor that it is in the best interests of the Company to hold the investments to maturity. The “Term” of the Company shall mean the Investment Period plus the time required to complete the orderly disposition of investments, and in no case shall extend beyond the 4 year anniversary of the end of the Investment Period. We are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. The Board of Trustees would need the consent of the shareholders for the Company to cease to be treated as a BDC.
The Company does not intend to list the Common Shares on a securities exchange and does not expect there to be a public market for the Shares. As a result, the ability to sell Shares is limited.
Management and Other Agreements
Investment Advisory Agreement
The advisor manages our day-to-day operations and provides us with investment advisory services pursuant to the amended and restated investment advisory agreement (the “Investment Advisory Agreement”) by and between the Advisor and us. Under the terms of the Investment Advisory Agreement, the Advisor is responsible for the following:
•determining the composition and allocation of our investment portfolio, the nature and timing of any changes therein and the manner of implementing such changes;
•identifying, evaluating and negotiating the structure of our investments;
•performing due diligence on prospective portfolio companies;
•executing, closing, monitoring and servicing our investments;
•determining the securities and other assets that we shall purchase, retain or sell;
•arranging financings and borrowing facilities for us; and
•providing us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

The Advisor’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.
We will pay the Advisor a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the Management Fee and the Incentive Fee will ultimately be borne by our shareholders.
Management Fee
The Management Fee will be calculated at an annual rate of 0.50% of the Company’s Average Gross Assets (as defined below) payable quarterly in arrears. Management Fees for any partial month or quarter will be prorated.
“Average Gross Assets” shall mean the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. For these purposes, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with generally accepted accounting principles in the United States (“GAAP”), and excluding undrawn commitments but including assets purchased with borrowed amounts.
Incentive Fee
The incentive fee consists of two parts. The first part, referred to as the “Incentive Fee on Income,” shall be calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” (as defined below) for the immediately preceding quarter.
“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred share, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing the Company’s Pre-Incentive Fee Net Investment Income, the calculation methodology will look through total return swaps (to the extent the Company invests in any, which it does not currently intend to) as if the Company owned the referenced assets directly.
The payment of the Incentive Fee on Income shall be subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, subject to a “catch up” feature (as described below) The calculation of the Incentive Fee on Income is as follows:
•No Incentive Fee on Income shall be payable to the Advisor in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the preferred return rate of 1.25% per quarter (or 5.00% annualized) (the “Preferred Return”) on gross assets;
•100% of the dollar amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the Preferred Return but is less than or equal to 1.429% in any calendar quarter (or 5.71% annualized) shall be payable to the Advisor. This portion of the Incentive Fee on Income is referred to as the “catch up” and is intended to provide the Advisor with an incentive fee of 12.5% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches 1.429% (or 5.71% annualized) in any calendar quarter; and
•For any quarter in which the Company’s Pre-Incentive Fee Net Investment Income exceeds 1.429% in any calendar quarter (or 5.71% annualized), the Incentive Fee on Income shall equal 12.5% of the dollar amount of the Company’s Pre-Incentive Fee Net Investment Income as the Preferred Return and catch up will have been achieved.
The second part of the incentive fee, referred to as the “Incentive Fee on Capital Gains During Operations,” shall be calculated based on the Company’s “Capital Gains During Operations” (as defined below) and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier).
“Capital Gains During Operations” means the Company’s cumulative realized capital gains from the date of the Company’s election to be regulated as a BDC through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis. For the purpose of computing the Company’s Capital Gains During Operations, the calculation methodology will look through derivative financial instruments or swaps as if the Company owned the reference assets directly. Therefore, realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative financial instrument or swap, will be included on a cumulative basis in the calculation of the Company’s Capital Gains During Operations.
The Incentive Fee on Capital Gains During Operations equals 12.5% of the Company’s Capital Gains During Operations, less the aggregate amount of any previously paid Incentive Fee on Capital Gains During Operations.
Fee Waivers
Notwithstanding the foregoing, the Advisor entered into a voluntary fee waiver agreement (the “Fee Waiver Agreement”) with the Company. Pursuant to the Fee Waiver Agreement, the Advisor irrevocably waived the Management Fee during the Term of the Company. The Advisor also waived any Incentive Fee for a period of 12 months after the initial closing of the Company’s private placement of Common Shares. Any waived fees are not subject to recoupment.
Duration and Termination
The Investment Advisory Agreement has been approved by our Board of Trustees. Unless terminated earlier, it will remain in effect for an initial term of two years and then continue for successive one-year periods if approved annually by our Board of Trustees or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our trustees who are not interested persons, as such term is defined in Section 2(a)(19) of the 1940 Act (the “Independent Trustees”). The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by us without penalty upon not less than 60 days’ written notice and by the Advisor upon not less than 60 days’ written notice. Any termination by us must be authorized either by our Board of Trustees or by vote of our shareholders.
In determining whether to approve the Investment Advisory Agreement, our Board of Trustees requested information from the Advisor that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, extent and quality of services provided to us by the Advisor, the costs of providing services to us, the profitability of the relationship between us and the Advisor, comparative information on fees and expenses borne by other comparable BDCs or registered investment companies and, as applicable, other advised accounts, and the extent to which economies of scale would be realized as we grow and whether fee levels reflect these economies of scale for the benefit of our investors. Based on the information reviewed and the considerations detailed above, our Board of Trustees, including all of the Independent Trustees, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Investment Advisory Agreement as being in the best interests of our shareholders.
Administration Agreements
We entered into the Administration Agreement in which the Administrator provides us with office facilities and certain administrative services necessary for us to conduct our business. We will reimburse the Administrator quarterly for all administrative costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement and annually for overhead expenses incurred in the course of performing its obligations under the Administration Agreement, including rent, travel, and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of us.
Our Board of Trustees, including a majority of the Independent Trustees, will review the reimbursement of costs and expenses to our Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine whether the reimbursement of costs and expenses under the Administration Agreement are reasonable and appropriate. Our Board of Trustees will also review the methodology employed in determining how costs and expenses are allocated to us and the proposed allocation of administrative expenses among us and affiliates of our Administrator.
The Administration Agreement has been approved by our Board of Trustees. Unless earlier terminated, the Administration Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) our Board of Trustees and (ii) a majority of our independent trustees. The Administration Agreement may not be assigned by a party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ prior written notice to the applicable party.
Exculpation and Indemnification
The Advisor and the Administrator shall not be liable for any action taken or omitted to be taken in connection with the matters to which the Investment Advisory Agreement and Administration Agreement, respectively, relate, provided that the Advisor and the Administrator shall not be protected against any liability to the Company or its shareholders to which the

Advisor or Administrator would otherwise be subject primarily attributable to the willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“Disabling Conduct”). Each of the Investment Advisory Agreement and the Administration Agreement provide that, absent Disabling Conduct, each of our Advisor and our Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Advisor’s services under the Advisory Agreement and our Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us.
Custodial Agreement
Our wholly-owned subsidiary, FBRED BDC Finance, LLC, entered into a custodial agreement (the “Custodial Agreement”) with ComputerShare Trust Company, N.A. (the “Custodian”), which also serves as our Custodian. Under the Custodial Agreement, the Custodian shall be responsible for maintaining continuous custody of our assets in accordance with customary standards for such custody. We pay the Custodian an acceptance fee, review fee, release fee, monthly safekeeping fee per commercial property and legal fees at costs.
Expense Limitation Agreement
The Advisor and the Company entered into an Expense Limitation Agreement (the “Expense Limitation Agreement”). Under the Expense Limitation Agreement, the Advisor has agreed on a quarterly basis to reimburse the Company’s Specified Expenses (as defined below) to the extent such annualized Specified Expenses exceed 0.10% of the Company’s quarter-end NAV (the “Expense Cap”). Any reimbursement is not subject to recoupment.
“Specified Expenses” include the Company’s initial organizational and offering costs, as well as the Company’s annualized operating expenses, inclusive of any fees the Company has agreed to bear pursuant to 4(b) of the Administration Agreement, but excluding (i) expenses directly related to the interest costs and structuring costs for borrowing and line(s) of credit, (ii) any taxes, litigation and extraordinary expenses related to any structuring, litigation or other actions taken by the Advisor to preserve or enhance the value of the Company’s investments for the Shareholders and (iii) the Incentive Fees.
The Expense Limitation Agreement shall be in effect during the Term of the Company, unless and until the Board approves its modification or termination.
Private Offering
We are privately offering our Common Shares in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D promulgated thereunder and/or Regulation S under the Securities Act. Investors are required to be “accredited investors” as defined in Regulation D or non-U.S. persons under Regulation S. Each investor makes a capital commitment (the “Capital Commitments”) to purchase Common Shares pursuant to a subscription agreement (a “Subscription Agreement”). Investors are required to make capital contributions to purchase Common Shares (the “Drawdown Purchase”) each time we deliver a drawdown notice (the “Drawdown Notice”), which will be delivered at least five business days prior to the required funding date (the “Drawdown Date”), in an aggregate amount not to exceed their respective Capital Commitments. Drawdown Purchases will generally be made pro rata in accordance with investors’ unfunded Capital Commitments; provided that the Company retains the right to call Drawdown Purchases on a non-pro rata basis for any reason in the Company’s sole discretion, including, without limitation, if the Company determines that it is necessary or advisable in light of applicable legal, tax, regulatory and other considerations, such as to comply with Section 12d(1) of the 1940 Act or the ownership limits as set forth in our Declaration of Trust. Each Drawdown Purchase is made at a per-share price equal to our NAV per Common Share as determined within 48 hours of the Drawdown Date, excluding Sundays and holidays, of such sale, subject to certain exceptions and calculated in accordance with the 1940 Act. As set forth in each Subscription Agreement, in the event that an investor fails to fund all or any portion of a Drawdown Purchase pursuant to a Drawdown Notice, and such default remains uncured for a period of ten days (such investor, a “Defaulting Subscriber”), the Company will be permitted to pursue any remedies against the Defaulting Subscriber available under the Subscription Agreement or at law or at equity, including prohibiting the Defaulting Subscriber from purchasing additional Common Shares or causing the Defaulting Subscriber to forfeit 50% of the Defaulting Subscriber’s Common Shares to the other shareholders.
An investor will be released from any obligation to purchase additional Common Shares on the earlier of (i) the date that such investor’s Capital Commitment is fully called and (ii) the end of the Investment Period, except to the extent deemed necessary by the Advisor to preserve or enhance the value of the Company’s existing investments.
Competition

We compete for investments with a number of capital providers, including BDCs, REITs, other investment funds (including private debt and equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks with underwriting activities, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing, including the broadly syndicated loan market and high yield capital market. Many of these capital providers have greater financial and managerial resources than we do. In addition, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we expect to face, see “Item 1A. Risk Factors—Risks Related to Our Investments—We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate and/or acquire desirable investments in our target assets and could also affect the pricing of these assets.”
Allocation of Investment Opportunities
General
The Advisor provides investment management services to other BDCs, REITs, registered investment companies, investment funds, client accounts and proprietary accounts that the Advisor may establish.
The Advisor and its affiliates will share any investment and sale opportunities with its other clients and the Company in accordance with the Advisers Act and firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Subject to the Advisers Act and as further set forth herein, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.
In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside other clients.
Co-Investment Relief
The Company, the Advisor and its affiliates received an exemptive order from the SEC on October 3, 2024 (the “Order”), which superseded a prior order issued on May 1, 2018, that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Advisor and certain funds managed and controlled by the Advisor and its affiliates, subject to certain terms and conditions. Pursuant to such order, we are permitted to co-invest with one or more BDCs and/or other funds advised by our Advisor and its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us and our participation would not be on a basis different from or less advantageous than that of others.
Valuation Procedures
The Board of Trustees has designated the Advisor as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act. The Advisor, acting pursuant to delegated authority from, and under the oversight of our Board of Trustees, assists the Board of Trustees in its determination of the NAV of our investment portfolio at least quarterly or more frequently as needed for a Drawdown Date. The NAV per share of our outstanding Common Shares is determined by dividing the value of total assets minus liabilities by the total number of shares outstanding. Securities for which market quotations are readily available are valued at the reported closing price on the valuation date. Securities for which market quotations are not readily available are valued at fair value as determined by the Advisor. In connection with that determination, the Advisor facilitates the preparation, through the use each quarter of independent valuation firms, portfolio company valuations using relevant inputs, including but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts.
We classify the fair value measurements of our assets and liabilities into a fair value hierarchy in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The guidance defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
With respect to investments for which market quotations are not readily available, the Advisor undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by the Advisor, with assistance from one or more independent valuation firms engaged by our Board of Trustees;
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Advisor determines the fair value of each investment, in good faith, based on the input of the independent valuation firm (to the extent applicable).
In circumstances where the Advisor deems appropriate, the Advisor’s internal valuation team values certain investments. When performing the internal valuations, the Advisor utilizes similar valuation techniques as an independent third-party pricing service would use. Such valuations will be approved by an internal valuation committee of the Advisor, with oversight from the Board of Trustees.
Determination of fair values involves subjective judgments and estimates. Below is a description of factors that the Advisor may consider when valuing our debt and equity investments.
Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Advisor may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, the Advisor determines whether the quote obtained is readily available according to GAAP to determine the fair value of the security. If determined to be readily available, the Advisor uses the quote obtained.
Investments without a readily available market quotation are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Advisor may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.
Human Resource Capital
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Advisor or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers described herein is employed by the Advisor or its affiliates. Our day-to-day investment operations are managed by the Advisor. The services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Advisor or its affiliates.
Regulation as a Business Development Company
General
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and the affiliates of those affiliates or underwriters. The 1940 Act also requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.

We are generally not able to issue and sell our Common Shares at a price below NAV per share. See “Item 1A. Risk Factors — Risks Related to Our BDC Status — Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital.” We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then current NAV of our Common Shares if our Board of Trustees determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our Common Shares at a price below NAV in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any trustee or officer against any liability to us or our shareholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
As a BDC, we may be examined periodically by the SEC for compliance with the 1940 Act. Our Advisor is a registered investment adviser and is also subject to examination by the SEC.
Qualifying Assets
As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. operating companies whose securities are not listed on a national securities exchange, U.S. operating companies with listed securities that have equity market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
1.Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.is organized under the laws of, and has its principal place of business in, the United States;
b.is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.satisfies any of the following:
i.does not have any class of securities that is traded on a national securities exchange;
ii.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv.is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
2.Securities of any eligible portfolio company that we control.
3.Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5.Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Significant Managerial Assistance to Portfolio Companies
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Regulation as a Business Development Company - Qualifying Assets” above. BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Indebtedness and Senior Securities
The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to the Common Shares if the Company’s asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On April 8, 2024, our sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and declined our offer to repurchase all of its outstanding Common Shares. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution. The Company will also be permitted to borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.
The Company employs and intends to continue to employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. The Company intends to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. The Company may also use leverage in the form of the issuance of preferred shares. In determining whether to borrow money, the Company will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to its investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company.
The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio including entry (directly or indirectly) into one or more credit facilities, including asset-based loan facilities, and/or enter into other financing arrangements to facilitate investments, the timely payment of expenses and other purposes. The Company cannot assure investors that it will be able to enter into additional financing facilities on reasonable terms. Investors will indirectly bear the costs associated with the establishment of a credit facility and with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require the Company to pledge assets and may ask the Company to comply with positive or negative covenants that could have an effect on Fund operations.

The Company may pledge and may grant a security interest in all of its assets under the terms of any debt instruments that it enters into with lenders. In addition, from time to time, the Company’s losses on investments may result in the liquidation of other investments held by the Company.
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.
Compliance Policies and Procedures
We and our Advisor have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Trustees is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated George Talarico as our Chief Compliance Officer.
Proxy Voting Policies and Procedures
We delegate our proxy voting responsibility to our Advisor. The proxy voting policies and procedures that our Advisor follows are set forth below and are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act. The guidelines will be reviewed periodically by our Advisor and our non-interested trustees, and, accordingly, are subject to change.
As an investment adviser registered under the Advisers Act, our Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.
Our Advisor will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although our Advisor will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.
The proxy voting decisions of our Advisor are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how our Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.
You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Financial Officer, Jerome Baglien, Franklin BSP Real Estate Debt BDC, One Madison Avenue, Suite 1600, New York, NY 10010.
Privacy Notice
Financial companies choose how they share investors’ personal information. Federal law gives our clients the right to limit some but not all sharing. Federal law also requires us to tell investors how we collect, share, and protect their personal information.
We do not disclose nonpublic personal information about our investors or former investors to third parties other than as described below.
We collect personal information about investors in connection with our providing advisory services to them. This information includes investors’ social security number and may include other information such as investors’:
•assets;
•investment experience;
•transaction history;
•income; and
•wire instructions.

We collect this information from investors through various means. For example, when investors give us their contact information, enter into an investment advisory contract with us, buy securities (i.e., interests in a fund) from us, tell us where to send money, or make a wire transfer. We also may collect investors’ personal information from other sources, such as our affiliates (Our affiliates are companies related to us by common ownership or control and can include both financial and nonfinancial companies. Non-affiliates are companies not related to us by common ownership or control and can include both financial and nonfinancial companies.) or other non-affiliated companies.
All financial companies need to share customers’ personal information to run their everyday business and we use the personal information we collect from investors for our everyday business purposes or as permitted by law. These purposes may include for example:
•To provide advisory services to investors;
•To open an account for investors;
•To process a transaction for investors’ account;
•To market products and services to investors; and
•To respond to court orders and legal investigations.
We may provide investors’ personal information to our affiliates and to firms that assist us in servicing such investors’ account and have a need for such information, such as a broker or fund administrator. We may also disclose such information to service providers and financial institutions with whom we have joint marketing arrangements (i.e., a formal agreement between nonaffiliated financial companies that together market financial products or services to investors, such as placement agents). We require third-party service providers and financial institutions with which we have joint marketing arrangements to protect the confidentiality of investors’ information and to use the information only for the purposes for which we disclose the information to them. These sharing practices are consistent with federal privacy and related laws, and in general, investors may not limit our use of their personal information for these purposes under such laws. We note that the federal privacy laws only give investors the right to limit the certain types of information sharing that we do not engage in (e.g., sharing with our affiliates certain information relating to investors’ transaction history or creditworthiness for their use in marketing to such investors, or sharing any personal information with nonaffiliates for them to market to such investors).
To protect investors’ personal information from unauthorized access and use, we use security measures that comply with federal law. These measures include computer safeguards and secured files and buildings.
JOBS Act
We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest of:
•the last day of our fiscal year in which the fifth anniversary of any initial public offering by us occurs;
•the end of the fiscal year in which our total annual gross revenues first exceed $1.235 billion;
•the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•the last day of a fiscal year in which we (1) have an aggregate worldwide market value of shares of our Common Shares held by non-affiliates of $700 million or more, computed at the end of the last business day of the second fiscal quarter in such fiscal year and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).
Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of this exemption from new or revised accounting standards.

Exchange Act and Sarbanes-Oxley Act
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:
•pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting starting with our Annual Report on Form 10-K for the fiscal year ending December 31, 2025 and, when we cease to be an emerging growth company (if we are no longer a non-accelerated filer) must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and
•pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
U.S. Investment Advisers Act of 1940. The Advisor is registered as an investment adviser under the Advisers Act.
U.S. Securities Act of 1933. The offer and sale of the Common Shares will not be registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) thereof and Regulation D promulgated thereunder, Regulation S and/or exemptions of similar import in the jurisdictions in which Common Shares are offered and sold. Each purchaser must be (a) an “accredited investor” (as defined in Regulation D promulgated under the Securities Act) or (b) a person that qualifies as a non-U.S. person for purposes of Regulation S under the Securities Act and will be required to represent, among other customary private placement representations, that it is acquiring its Common Shares for its own account and for investment purposes only and not with a view to resale or distribution.
Other than the registration under the Exchange Act pursuant to our registration statement on Form 10, the Common Shares will not be registered under any other securities laws, including state securities or blue sky laws and non-U.S. securities laws.
The Common Shares may not be transferred or resold (i) except as permitted under the Subscription Agreement, (ii) unless they are registered under the Securities Act and under any other applicable securities laws or an exemption from such registration thereunder is available and (iii) only as permitted by any other relevant laws of any applicable jurisdiction.
Anti-Money Laundering Requirements. In order to comply with applicable anti-money laundering requirements, the investor must, except as otherwise agreed by the Advisor, represent and warrant in its Subscription Agreement with the Company that neither the investor, nor any of its affiliates or beneficial owners (i) appears on the Specially Designated Nationals and Blocked Persons List of the Office of Foreign Assets Control (“OFAC”), nor are they otherwise a party with which the Company is prohibited to deal under the laws of the United States, (ii) appears on the European External Action Service consolidated list of persons, groups and entities subject to EU financial sanctions maintained on behalf of the European Commission, (iii) appears on the Consolidated United Nations Security Council Sanctions List or (iv) is a person identified as a terrorist organization on any other relevant lists maintained by governmental authorities. The investor must also represent and warrant that: (i) if the investor is a natural person, the investor is not a person who is or has been entrusted with prominent public functions, such as Head of State or of government, a senior politician, a senior government, judicial or military official, a senior executive of a state-owned corporation or an important political party official, or a close family member or close associate of such person and (ii) the monies used to fund the investment in the Common Shares are not derived from, invested for the benefit of or related in any way to, the governments of, or persons within, any country that (a) is under a U.S. embargo enforced by OFAC, (b) has been designated as a “non-cooperative country or territory” by the Financial Action Task Force on Money Laundering or (c) has been designated by the U.S. Secretary of the Treasury as a “primary money laundering concern.” The investor must also represent and warrant that the investor: (i) has conducted thorough due diligence with respect to all of its beneficial owners, (ii) has established the identities of all beneficial owners and the source of each of the beneficial owner’s funds and (iii) will retain evidence of any such identities, any such source of funds and any such due diligence. The investor must also represent and warrant that it does not know or have any reason to suspect that (i) the monies used to fund the investor’s investment in the Common Shares have been or will be derived from or related to any illegal activities, including but not limited to, money laundering activities and (ii) the proceeds from the investor’s investment in Common Shares will be used to finance any illegal activities. The investor must also represent and warrant that neither the investor, nor any of its affiliates, nor any person having a direct or indirect beneficial interest in the Common Shares being acquired is (i) a senior foreign political figure (a “SFPF”), (ii) an immediate family member of a SFPF (iii) a close associate of a SFPF, (iv) a politically exposed person (a “PEP”), (v) an immediate family member of a PEP or (vi) a close associate of a PEP (each as defined in the Subscription Agreement). The investor must also represent and warrant that to the extent a beneficial owner is a bank, including a branch, agency or office of a bank, that is not physically located in the United States, that the investor has taken and will take reasonable measures to establish that the bank has a physical presence or is an affiliate of a regulated entity. The investor must also represent and warrant that it has determined that the Company’s being invested by the investor in the Company do not come from corruption. The investor must also agree, except as otherwise agreed by the Advisor, that pursuant to anti-money laundering laws and regulations, the Advisor may be required or determine that it is necessary and appropriate to collect documentation verifying the investor’s identity and the source of funds used to acquire an interest before, and from time to time after, acceptance by the Advisor of the Subscription Agreement.
The investor must also represent and warrant that to the extent a beneficial owner is a bank, including a branch, agency or office of a bank, that is not physically located in the United States, that the investor has taken and will take reasonable measures to establish that the bank has a physical presence or is an affiliate of a regulated entity. The investor must also represent and warrant that it has determined that the Company’s being invested by the investor in the Company do not come from corruption. The investor must also agree, except as otherwise agreed by the Advisor, that pursuant to anti-money laundering laws and regulations, the Advisor may be required or determine that it is necessary and appropriate to collect documentation verifying the investor’s identity and the source of funds used to acquire an interest before, and from time to time after, acceptance by the Advisor of the Subscription Agreement.
Bank Holding Company Act. The U.S. Bank Holding Company Act of 1956, as amended from time to time, and the rules promulgated thereunder (collectively, the “BHC Act”), including as modified by the Dodd-Frank Act and the “Volcker Rule” thereunder, contain restrictions on certain investors that are (or that have affiliates or certain interest in any entity that is) a bank or a bank-related entity and/or have a connection to the U.S. in that regard from making and holding certain interests in private investment funds. Common Shares in the Company are not freely transferable, are not readily tradable on any exchange or market, and there are generally no redemption or withdrawal rights. As a result, Common Shares must be held on a long-term basis and the prospective investor should carefully review and familiarize itself with these rules and regulations and consult with its own counsel on how the Volcker Rule, the Dodd-Frank Act and the BHC Act may impact the investor, including as a result of its investment in the Company.
Reporting Obligations. We will furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We filed a Form 10 Registration Statement with the SEC voluntarily to establish the Company as a reporting company under the Exchange Act and to elect to be regulated as a BDC. As a BDC, we are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.
Shareholders and the public may access the Company’s public filings at www.sec.gov or obtain information by calling the SEC at (202) 551-8090.
Special Considerations for Plan Investors. Each prospective investor that is, or is acting on behalf of any (i) “employee benefit plan” (within the meaning of Section 3(3) of ERISA) that is subject to Title I of ERISA, (ii) “plan” described in Section 4975 of the Code that is subject to Section 4975 of the Code (including, for example, an individual retirement account and a “Keogh” plan), (iii) plan, account or other arrangement that is subject to the provisions of any other federal, state, local, non-U.S. or other laws or regulations that are similar to such provisions of ERISA or the Code (collectively, “Similar Laws”), or (iv) entity whose underlying assets are considered to include the assets of any of the foregoing described in clauses (i), (ii) and (iii) (each of the foregoing described in clauses (i), (ii), (iii) and (iv) referred to as a “Plan”), must independently determine that the Common Shares are an appropriate investment for the Plan, taking into account its obligations under ERISA, the Code and applicable Similar Laws, and the facts and circumstances of each investing Plan. Prospective investors that are, or are acting on behalf of any, Plan should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our Common Shares to any Plan is in no respect a representation by us that such an investment meets all relevant legal requirements with respect to investments by Plans generally or any particular Plan, or that such an investment is appropriate for Plans generally or any particular Plan. See also “Certain ERISA Considerations.”
Certain U.S. Federal Income Tax Considerations
The following summary describes certain U.S. tax considerations relating to the ownership of our Common Shares as of the date hereof by U.S. holders and non-U.S. holders (each as defined below). Except where noted, this summary deals only with Common Shares held as a capital asset and does not deal with special situations or holders subject to special tax rules, such as those of dealers in securities or currencies, financial institutions, regulated investment companies, tax-exempt entities (except as described in “—Taxation of Tax-Exempt Holders of Our Common Shares” below), insurance companies, persons holding Common Shares as a part of a hedging, integrated, conversion or constructive sale transaction or a straddle, traders in securities that elect to use a mark-to-market method of accounting for their securities holdings, persons liable for alternative minimum tax, persons who are “foreign governments” within the meaning of Section 892 of the Code, investors in pass-through entities or U.S. holders of shares whose “functional currency” is not the U.S. dollar. The effects of other U.S. federal tax laws, such as estate and gift tax laws, and any applicable state, local or foreign tax laws are not discussed herein. In addition, this summary does not address all U.S. federal income tax consequences relevant to a holder’s particular circumstances, including the net investment income tax. Furthermore, the discussion below is based upon the provisions of the Code and regulations, rulings and judicial decisions thereunder as of the date hereof, and such authorities may be repealed, revoked or modified, possibly with retroactive effect, so as to result in U.S. federal income tax consequences different from those discussed below. No ruling on the U.S. federal, state, or local tax considerations relevant to our operation or to the purchase, ownership or disposition of our Common Shares has been requested from the IRS or other tax authority. It is possible that the IRS may assert or a court may sustain a position contrary to any of the tax consequences described below. The summary is also based upon the assumption that we and our subsidiaries and affiliated entities will operate in accordance with our and their applicable organizational documents.
The U.S. federal income tax treatment of holders of our Common Shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. In addition, the tax consequences to any particular shareholder of holding our Common Shares will depend on the shareholder’s particular tax circumstances.
Our Taxation as a REIT
We have elected and intend to qualify to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 2024. Furthermore, we intend to operate in such a manner as to qualify for taxation as a REIT under the applicable provisions of the Code so long as our Board of Trustees determines that REIT qualification remains in our best interest.
The sections of the Code and the corresponding regulations that govern the U.S. federal income tax treatment of a REIT and its shareholders are highly technical and complex. The following discussion is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative interpretations thereof.
REITs in General
As indicated above, our qualification and taxation as a REIT depends upon our ability to meet, on a continuing basis, various qualification requirements imposed upon REITs by the Code. The material qualification requirements are summarized below under “—Requirements for Qualification as a REIT.” While we intend to operate so that we qualify as a REIT, the IRS may challenge our qualification, or we may not be able to operate in accordance with the REIT requirements in the future.
Provided that we qualify as a REIT, generally we will be entitled to a deduction for dividends that we pay and therefore will not be subject to U.S. federal corporate income tax on our REIT taxable income that is currently distributed to our shareholders. This treatment substantially eliminates the “double taxation” at the corporate and shareholder levels that generally results from an investment in a C corporation (i.e., a corporation generally subject to U.S. federal corporate income tax). Double taxation means taxation once at the corporate level when income is earned and once again at the shareholder level when the income is distributed. In general, the income that we generate, to the extent declared as a dividend and subsequently paid to our shareholders, is taxed only at the shareholder level.
If we qualify as a REIT, we will nonetheless be subject to U.S. federal tax or penalties in the following circumstances:
•We will pay U.S. federal income tax on our taxable income, including net capital gain, that we do not distribute (or are deemed to distribute) to shareholders during, or within a specified time after, the calendar year in which the income is earned.

•If we have net income from “prohibited transactions,” which are, in general, sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than foreclosure property, such income will be subject to a 100% tax.
•If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or from certain leasehold terminations as “foreclosure property,” we may thereby avoid (a) the 100% tax on gain from a resale of that property (if the sale would otherwise constitute a prohibited transaction) and (b) the inclusion of any income from such property not qualifying for purposes of the REIT gross income tests discussed below, but the income from the sale or operation of the property may be subject to U.S. federal corporate income tax.
•If due to reasonable cause and not willful neglect we fail to satisfy either the 75% Gross Income Test or the 95% Gross Income Test discussed below, but nonetheless maintain our qualification as a REIT because other requirements are met, we will be subject to a 100% tax on the greater of the amount by which we fail the 75% Gross Income Test or the 95% Gross Income Test, multiplied in either case by a fraction intended to reflect our profitability.
•If (i) we fail to satisfy the asset tests (other than a de minimis failure of the 5% Value Test, 10% Vote Test or 10% Value Test, as described below under “—Asset Tests”) due to reasonable cause and not to willful neglect, (ii) we dispose of the assets or otherwise comply with such asset tests within six months after the last day of the quarter in which we identify such failure and (iii) we file a schedule with the IRS describing the assets that caused such failure, we will pay a tax equal to the greater of $50,000 or the net income from the nonqualifying assets during the period in which we failed to satisfy such asset tests multiplied by the highest U.S. federal corporate income tax rate.
•If we fail to satisfy one or more requirements for REIT qualification, other than the gross income tests and the asset tests, and the failure was due to reasonable cause and not to willful neglect, we will be required to pay a penalty of $50,000 for each such failure.
•We may be required to pay monetary penalties to the IRS in certain circumstances, including if we fail to meet recordkeeping requirements intended to monitor our compliance with rules relating to the composition of a REIT’s shareholders, as described below in “—Requirements for Qualification as a REIT.”
•If we fail to distribute during each calendar year at least the sum of:
•85% of our ordinary income for such calendar year;
•95% of our capital gain net income for such calendar year; and
•any undistributed taxable income from prior taxable years, we will pay a 4% nondeductible excise tax on the excess of the required distribution over the amount we actually distributed, plus any retained amounts on which income tax has been paid at the corporate level.
•We may elect to retain and pay income tax on our net long-term capital gain. In that case, a U.S. holder would include its proportionate share of our undistributed long-term capital gain (to the extent we make a timely designation of such gain to the shareholder) in its income, and would receive a credit or a refund for its proportionate share of the tax we paid
•We will be subject to a 100% excise tax on amounts received by us from a taxable REIT subsidiary (a “TRS”) (or on certain expenses deducted by a TRS) if certain arrangements between us and a TRS of ours, as further described below, are not comparable to similar arrangements among unrelated parties.
•If we acquire any assets from a non-REIT C corporation in a carry-over basis transaction, we could be liable for specified tax liabilities inherited from that non-REIT C corporation with respect to that corporation’s “built-in gain” in its assets. Built-in gain is the amount by which an asset’s fair market value exceeds its adjusted tax basis at the time we acquire the asset. Applicable Treasury regulations, however, allow us to avoid the recognition of gain and the imposition of corporate-level tax with respect to a built-in gain asset acquired in a carry-over basis transaction from a non-REIT C corporation unless and until we dispose of that built-in gain asset during the 5-year period following its acquisition, at which time we would recognize, and would be subject to tax at the regular U.S. federal corporate income tax rate on, the built-in gain.
•We will generally be subject to tax on the portion of any “excess inclusion income” derived from an investment in residual interests in real estate mortgage investment conduits (“REMICs”) that is allocable to any of our shareholders that are “disqualified organizations.” Similar rules will apply if we own an equity interest in a taxable mortgage pool. To the extent that we own a REMIC residual interest or a taxable mortgage pool through a TRS, we will not be subject to this tax, but the TRS would be taxable on the excess inclusion income. For a discussion of “excess inclusion income,” see “—Taxable Mortgage Pools.”
In addition, notwithstanding our status as a REIT, we may also have to pay certain state and local income taxes, because not all states and localities treat REITs in the same manner that they are treated for U.S. federal income tax purposes. Moreover, as further described below, any domestic TRS in which we own an interest will be subject to U.S. federal corporate income tax on its net income.
Requirements for Qualification as a REIT. The Code defines a REIT as a corporation, trust or association:
1.that is managed by one or more trustees or directors;
2.the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest;
3.that would be taxable as a domestic corporation, but for its election to be subject to tax as a REIT;
4.that is neither a financial institution nor an insurance company subject to certain provisions of the Code;
5.the beneficial ownership of which is held by 100 or more persons;
6.of which not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) after applying certain attribution rules;
7.that makes an election to be a REIT for the current taxable year or has made such an election for a previous taxable year, which has not been terminated or revoked; and
8.that meets other tests described below regarding the nature of its income and assets.
Conditions (1) through (4), inclusive, must be met during the entire taxable year. Condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Condition (6) must be met during the last half of each taxable year, but neither conditions (5) nor (6) apply to the first taxable year for which an election to be taxed as a REIT is made. We believe that we will maintain sufficient diversity of ownership to allow us to satisfy conditions (5) and (6) above. In addition, our Declaration of Trust contains restrictions regarding the ownership and transfer of our shares that are intended to assist us in continuing to satisfy the share ownership requirements described in (6) above. These restrictions, however, may not ensure that we will be able to satisfy these share ownership requirements. If we fail to satisfy these share ownership requirements, we will fail to qualify as a REIT.
If we comply with regulatory rules pursuant to which we are required to send annual letters to holders of our Common Shares requesting information regarding the actual ownership of our Common Shares (as discussed below), and we do not know, or exercising reasonable diligence would not have known, whether we failed to meet requirement (6) above, we will be treated as having met such requirement.
To monitor compliance with the share ownership requirements, we generally are required to maintain records regarding the actual ownership of our Common Shares. To do so, we must demand written statements each year from the record holders of significant percentages of our Common Shares pursuant to which the record holders must disclose the actual owners of our Common Shares (i.e., the persons required to include our dividends in their gross income). We must maintain a list of those persons failing or refusing to comply with this demand as part of our records. We could be subject to monetary penalties if we fail to comply with these record-keeping requirements. If you fail or refuse to comply with the demands, you will be required by Treasury regulations to submit a statement with your tax return disclosing your actual ownership of our Common Shares and other information. In addition, we must satisfy all relevant filing and other administrative requirements established by the IRS to maintain REIT status, use a calendar year for U.S. federal income tax purposes, and comply with the record keeping requirements of the Code and regulations promulgated thereunder.
Ownership of Partnership Interests. In the case of a REIT that is a partner in an entity that is treated as a partnership for U.S. federal income tax purposes, Treasury regulations provide that the REIT is deemed to own its proportionate share of the partnership’s assets and to earn its proportionate share of the partnership’s gross income based on its pro rata share of capital interests in the partnership for purposes of the asset and gross income tests applicable to REITs, as described below. However, solely for purposes of the 10% Value Test described below (see “—Asset Tests”), the determination of a REIT’s interest in a partnership’s assets will be based on the REIT’s proportionate interest in any securities issued by the partnership, excluding for these purposes certain excluded securities as described in the Code. In addition, the assets and gross income of the partnership generally are deemed to retain the same character in the hands of the REIT. Thus, our proportionate share of the assets and items of income of partnerships in which we own an equity interest is treated as assets and items of income of our company for purposes of applying the REIT requirements described below. Consequently, to the extent that we directly or indirectly hold a preferred or other equity interest in a partnership, the partnership’s assets and operations may affect our ability to qualify as a REIT, even though we may have no control or only limited influence over the partnership.
Disregarded Subsidiaries. If a REIT owns a corporate subsidiary that is a “qualified REIT subsidiary,” the separate existence of that subsidiary is disregarded for U.S. federal income tax purposes. Generally, a qualified REIT subsidiary is a corporation, other than a TRS, all of the stock of which is owned directly or indirectly by the REIT. Other entities that are wholly-owned by us, including single member limited liability companies that have not elected to be taxed as corporations for U.S. federal income tax purposes, are also generally disregarded as separate entities for U.S. federal income tax purposes, including for purposes of the REIT income and asset tests. All assets, liabilities and items of income, deduction and credit of qualified REIT subsidiaries and disregarded subsidiaries will be treated as assets, liabilities and items of income, deduction and credit of the REIT itself. A qualified REIT subsidiary of ours is not subject to U.S. federal corporate income taxation, although it may be subject to state and local taxation in some states.
In the event that a qualified REIT subsidiary or a disregarded subsidiary ceases to be wholly owned by us (for example, if any equity interest in the subsidiary is acquired by a person other than us or another disregarded subsidiary of us), the subsidiary’s separate existence would no longer be disregarded for U.S. federal income tax purposes. Instead, it would have multiple owners and would be treated as either a partnership or a taxable corporation. Such an event could, depending on the circumstances, adversely affect our ability to satisfy the various asset and gross income tests applicable to REITs, including the requirement that REITs generally may not own, directly or indirectly, more than 10% of the value or voting power of the outstanding securities of another corporation.
Taxable REIT Subsidiaries. A TRS is an entity in which we directly or indirectly own stock that is taxable as a corporation and that elects with us to be treated as a TRS. The separate existence of a TRS is not ignored for U.S. federal income tax purposes. Accordingly, a domestic TRS generally is subject to U.S. federal corporate income tax on its earnings, which may reduce the cash flow that we and our subsidiaries generate in the aggregate, and may reduce our ability to make distributions to our shareholders. In addition, if a TRS owns, directly or indirectly, securities representing 35% or more of the vote or value of a subsidiary corporation, that subsidiary will also be treated as a TRS. We generally may not own more than 10%, as measured by voting power or value, of the securities of a corporation that is not a qualified REIT subsidiary unless we and such corporation elect to treat such corporation as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.
Income earned by a TRS is not attributable to the REIT. Rather, the stock issued by a TRS to us is an asset in our hands, and we treat dividends paid to us from such TRS, if any, as income. This income can affect our income and asset tests calculations, as described below. As a result, income that might not be qualifying income for purposes of the income tests applicable to REITs could be earned by a TRS without affecting our status as a REIT. For example, we may use TRSs to perform services or conduct activities that give rise to certain categories of income such as management fees, or to conduct activities that, if conducted by us directly, would be treated in our hands as prohibited transactions.
Several provisions of the Code regarding the arrangements between a REIT and its TRSs ensure that a TRS will be subject to an appropriate level of U.S. federal income taxation. For example, a TRS is limited in its ability to deduct interest payments made to affiliated REITs. In addition, we would be obligated to pay a 100% penalty tax on some payments that we receive from, or on certain expenses deducted by, a TRS if the IRS were to assert successfully that the economic arrangements between us and a TRS are not comparable to similar arrangements between unrelated parties.
Deductions are disallowed for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction. Such limitations may also impact the amount of U.S. federal income tax paid by any of our TRSs.
Taxable Mortgage Pools
An entity, or a portion of an entity, is classified as a taxable mortgage pool under the Code if:
•(i) substantially all of its assets consist of debt obligations or interests in debt obligations, and more than 50% of such debt obligations or interests in debt obligations are real estate mortgage loans or interests in real estate mortgage loans as of specified testing dates;
•(ii) the entity has issued debt obligations that have two or more maturities; and
•(iii) the payments required to be made by the entity on the debt obligations described in clause (ii) above “bear a relationship” to the payments to be received by the entity on the debt obligations or interests in debt obligations described in clause (i) above.

Under the Treasury regulations, if less than 80% of the assets of an entity (or a portion of an entity) consist of debt obligations (or interests therein), these debt obligations (or interests therein) are considered not to comprise “substantially all” of its assets, and therefore the entity would not be treated as a taxable mortgage pool.
A taxable mortgage pool generally is treated as a corporation for U.S. federal income tax purposes. However, special rules apply to a REIT, a portion of a REIT, or a qualified REIT subsidiary that is a taxable mortgage pool. If a REIT owns directly, or indirectly through one or more qualified REIT subsidiaries or other entities that are disregarded as a separate entity for U.S. federal income tax purposes, 100% of the equity interests in the taxable mortgage pool, the taxable mortgage pool will be a qualified REIT subsidiary and, therefore, disregarded as an entity separate from the REIT for U.S. federal income tax purposes and would not generally affect the tax qualification of the REIT.
If a REIT is a taxable mortgage pool, or if a REIT owns all of the equity interests in a taxable mortgage pool (in which case the taxable mortgage pool would be treated as a qualified REIT subsidiary), then a portion of the REIT’s income may be treated as excess inclusion income and a portion of the distributions the REIT makes to its shareholders may be considered to be excess inclusion income. A shareholder’s share of excess inclusion income (a) cannot be offset by any losses otherwise available to the shareholder, (b) in the case of a shareholder that is a REIT, a RIC or a common trust fund or other pass through entity, would be considered excess inclusion income of such entity, (c) would be subject to tax as unrelated business taxable income in the hands of most tax-exempt shareholders, (d) would result in the application of U.S. federal income tax withholding at the maximum rate (30%), without reduction for any otherwise applicable income tax treaty, to the extent allocable to non-U.S. holders, and (e) would be taxable (at the highest corporate tax rates) to the REIT, rather than its shareholders, to the extent allocable to the REIT’s stock held in record name by disqualified organizations (generally, tax-exempt entities not subject to unrelated business income tax, including governmental organizations). Nominees or other broker-dealers who hold the REIT’s stock on behalf of disqualified organizations would be subject to this tax on the portion of the REIT’s excess inclusion income allocable to the REIT’s stock held on behalf of disqualified organizations. A REIT’s excess inclusion income will be allocated among its shareholders in proportion of its dividends paid. The manner in which excess inclusion income would be allocated among shares of different classes of stock is not clear under the current law. Tax-exempt investors, RIC or REIT investors, non-U.S. investors and taxpayers with net operating losses should consult with their tax advisors with respect to excess inclusion income.
AVAILABLE INFORMATION
We file with or submit to the SEC annual, quarterly, and current periodic reports, and other information meeting the informational requirements of the Exchange Act. Such information is also available from the EDGAR database on the SEC’s website at http://www.sec.gov.

ITEM 1A. RISK FACTORS
You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10‑K. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current shareholders or potential investors in our Common Shares, as applicable.

Risks Related to Our Organizational Structure
We have a limited operating history and there can be no assurance that we will be able to successfully achieve our investment objectives.
We are a recently formed entity with a limited operating history and we may not be able to achieve our investment objectives. We cannot assure you that the past experiences of the Advisor or its affiliates will be sufficient to allow us to successfully achieve our investment objectives. While clients managed by the Advisor have acquired individual investments that fall within our investment strategy and the Advisor manages a fund that has a strategy similar to one component of our investment strategy, the Advisor has not previously managed for the entire term a fund portfolio with an investment strategy substantially similar to ours. As a result, an investment in our Common Shares may entail more risk than an investment in a REIT and/or BDC with a substantial operating history.
We are dependent on Benefit Street Partners and its affiliates, including the Advisor, and their key personnel who provide services to us through the Investment Advisory Agreement, and we may not find a suitable replacement for the Advisor if the

Investment Advisory Agreement is terminated, or for these key personnel if they leave Benefit Street Partners or otherwise become unavailable to us.
We have no employees and are completely reliant on the Advisor. Some of our officers are executive officers of Benefit Street Partners. The Advisor has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of the Advisor. The officers and key personnel of the Advisor evaluate, negotiate, originate and monitor our investments; therefore, our success depends on their continued service. The departure of any of the officers or key personnel of the Advisor could have a material adverse effect on our performance.
The Advisor is not obligated to dedicate any specific personnel exclusively to us. In addition, none of our officers or the officers of the Advisor are obligated to dedicate any specific portion of their time to our business. Some of our officers have significant responsibilities for Other BSP Accounts, defined as investment funds, REITs, vehicles, accounts, products and/or other similar arrangements sponsored, advised and/or managed by Benefit Street Partners, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, separately managed accounts, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed in connection with Benefit Street Partners side-by-side or additional general partner investments with respect thereto). Although these individuals will be able to allocate an adequate amount of their time to the management of our business, they may not always be able to devote significant time to the management of our business. Further, when there are turbulent conditions or distress in the real estate credit markets or more generally the CRE market, the attention of the Advisor’s personnel and our executive officers and the resources of Benefit Street Partners will also be required by Other BSP Accounts. In such situations, we may not receive the level of support and assistance that we may have received if we were internally managed.
The Advisor may suffer or become distracted by adverse financial or operational problems in connection with Benefit Street Partner’s business and activities unrelated to us and over which we have no control. Should the Advisor fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives.
In addition, we offer no assurance that Benefit Street Partners will remain the Advisor or that we will continue to have access to Benefit Street Partners’ officers and key personnel. If the Investment Advisory Agreement is terminated and no suitable replacement is found, we may not be able to execute our business plan.
Finally, there is no guarantee (i) that the Advisor will succeed in implementing our investment objectives or strategy or in identifying investments that are in accordance with Benefit Street Partners’ investment philosophy or (ii) that historical trends of prior programs sponsored by Benefit Street Partners will continue during the life of our operations.
Our Advisor manages our portfolio pursuant to broad investment guidelines and is not required to seek the approval of our Board of Trustees for each investment, financing, asset allocation or hedging decision made by it, which may result in our making riskier loans and other investments and which could materially adversely affect our business, results of operations and financial condition.
Our Advisor is authorized to follow broad investment guidelines that provide it with substantial discretion regarding investment, financing, asset allocation and hedging decisions. Our Board of Trustees will periodically review our investment guidelines and our portfolio but will not, and will not be required to, review and approve in advance all of our proposed loans and other investments or our Advisor’s financing, asset allocation or hedging decisions. In addition, in conducting periodic reviews, our trustees may rely primarily on information provided, or recommendations made, to them by our Advisor or its affiliates. Subject to maintaining our REIT qualification and regulation as a BDC under the 1940 Act, our Advisor has significant latitude within our broad investment guidelines in determining the types of loans and other investments it makes for us, and how such loans and other investments are financed or hedged, which could result in investment returns that are substantially below expectations or losses, which could materially and adversely affect us.
Our success depends on the availability of attractive investment opportunities.
Our loans typically have a term of about three to five years. As a result, a significant amount of our invested capital is repaid at loan maturity each year. Our operating results are dependent upon our ability to identify, structure, consummate, leverage, manage and realize attractive returns on, new loans and other investments. In general, the availability of attractive investment opportunities and, consequently, our operating results, will be affected by the level and volatility of interest rates, conditions in the financial markets, general economic conditions, the demand for investment opportunities in our target assets and the supply of capital for such investment opportunities. We cannot assure you that we will be successful in identifying and consummating attractive investments or that such investments, once made, will perform as anticipated.

There is no public trading market for our Common Shares and we do not have a share repurchase program; therefore, you will likely be unable to dispose of your Common Shares.
There is no current public trading market for our Common Shares, and we do not expect that such a market will ever develop in the future. Given that the Company is a fixed-term BDC, we also do not have a share repurchase program. As a result, you will likely be unable to dispose of your Common Shares.
The amount and source of distributions, if any, we may make to our shareholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.
We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be materially adversely affected by a number of factors, including, but not limited to, the risk factors described in this Annual Report on Form 10-K. Our investments may not generate sufficient income in order for us to make distributions to our shareholders. Our Board of Trustees (or a committee of our Board of Trustees) will make determinations regarding distributions based upon, among other factors, our financial performance (which in a large part will depend on our borrowers’ ability to continue to pay principal and interest payments to us under the terms of our loans), debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our shareholders are:
• our inability to invest the net proceeds from sales of our Common Shares on a timely basis in income-producing investments;
• our inability to realize attractive risk-adjusted returns on our investments;
• high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
• defaults in our investment portfolio or decreases in the value of our investments.
As a result, we may not be able to make distributions to our shareholders at any time in the future, and the level of any distributions, if any, we do make to our shareholders is unknown and may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.
We may be unable to maintain or increase cash distributions over time, or may decide to reduce the amount of distributions for business reasons.
There are many factors that can affect the amount and timing of cash distributions to shareholders. The amount of cash available for distributions is affected by many factors, such as the cash provided by our investments and obligations to repay indebtedness as well as many other variables. There is no assurance that we will be able to pay or maintain the current level of distributions or that distributions will increase over time. Our distributions could exceed our earnings. Distributions in excess of earnings will decrease the book value per Common Share. We cannot give any assurance that returns from our investments will be sufficient to maintain or increase cash available for distributions to shareholders. Actual results may differ significantly from the assumptions used by the Board of Trustees in establishing the distribution rate to shareholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect the value of our securities.
We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, offering net proceeds and the sale of or repayments under our investments, and we have no limits on the amounts we may fund from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to shareholders. Therefore, we may fund distributions to our shareholders from sources other than cash flow from operations, including, without limitation, borrowings, offering net proceeds (including from sales of our Common Shares to Benefit Street Partners or its affiliates) and the sale of or repayments under our investments. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including, but not limited to, how quickly we invest the proceeds from our private offering and any future offering and the performance of our CRE debt portfolio and other assets. Funding distributions from borrowings, offering net proceeds (including from sales of our Common Shares to Benefit Street Partners or its affiliates) and the sale of or repayments under our investments will result in us having less funds available to originate or acquire CRE loans or other assets. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional Common Shares (or other securities convertible into our Common Shares) will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your Common Shares. We may be required to continue to fund distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from borrowings and from offering net proceeds may occur, and an extended period of such payments would likely be unsustainable. We have not established a limit on the amount of our distributions that may be funded from any of these sources.
To the extent we borrow funds to pay distributions, we would incur borrowing costs (including interest) and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and materially adversely impact the value of your investment.
Most of our investments will be recorded at fair value as determined in good faith by the Advisor and under the oversight of our Board of Trustees and, as a result, there will be uncertainty as to the value of our investments.
A large percentage of our investments are not publicly traded. The fair value of these investments may not be readily determinable. We value these investments quarterly, or as necessary for a Drawdown Date, at fair value (based on ASC 820, its corresponding guidance and the principal markets in which these investments trade) as determined in good faith by the Advisor and under the oversight of our Board of Trustees pursuant to a written valuation policy and a consistently applied valuation process.
Newly originated or acquired loan investments will initially be valued at par, which is expected to represent fair value at that time. Thereafter, the Advisor will value each such loan at fair market value, as agreed upon by the Advisor’s valuation committee and the independent valuation firm. In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become real estate owned (“REO”) and such REO properties will initially be valued at fair value less closing costs, at the time of acquisition. Thereafter, the REO properties will be valued by the Advisor, as agreed upon by the Advisor’s valuation committee and the independent valuation firm. Our publicly traded real-estate related assets that are not restricted as to salability or transferability will generally be valued by the Advisor on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. Our investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will initially be valued by the Advisor at the acquisition price and thereafter will be revalued at fair value, as agreed upon by the Advisor’s valuation committee and the independent valuation firm. We will also report our derivative assets and liabilities at fair value based on price quotes from at least one independent pricing service. Our liquid non-real estate-related assets, including credit rated government debt securities, corporate debt securities, cash and cash equivalents, will be valued by the Advisor based on market quotations or at fair value determined in accordance with GAAP.
Within the parameters of our valuation policies, the valuation methodologies used to value our investments in real estate debt and real estate-related securities will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Advisor and the independent valuation firm. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the estimated fair value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between the estimated fair value and the ultimate sales price could be material. In addition, accurate valuations are more difficult with respect to illiquid assets and/or during times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation analysis. However, there will be no retroactive adjustment in the valuation of such assets, the offering price of our Common Shares or NAV-based fees we paid to the Advisor to the extent such valuations prove to not accurately reflect the realizable value of our assets.
Our NAV may fluctuate significantly.
Our NAV may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•investment-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes;
•changes in regulatory policies or tax guidelines, particularly with respect to REITs and/or BDCs;
•loss of REIT or BDC status;
•changes in earnings or variations in operating results;
•changes in the value of our portfolio of investments;
•changes in accounting guidelines governing valuation of our investments;

•any shortfall in revenue or net income or any increase in losses from levels expected by investors or shareholders;
•departure of the Advisor;
•operating performance of companies comparable to us;
•general economic trends and other external factors; and
•loss of a major funding source.
We may experience fluctuations in our periodic results.
We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rates payable on the debt securities we acquire, the default rate on such securities, the level of our expenses (including the interest rates payable on our borrowings), the dividend rates on any preferred shares we issue, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Your interest in us will be diluted if we issue additional shares.
Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our Declaration of Trust authorizes us to issue an unlimited number of Common Shares and an unlimited number of preferred shares of beneficial interest. Our Board of Trustees may elect, without shareholder approval, to sell additional Common Shares in our private offering or any future offering. To the extent we issue additional Common Shares in the future, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our Common Shares.
We may fund a portion of our investments with preferred shares, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.
Preferred shares, which are another form of leverage, have the same risks to our common shareholders as borrowings because the dividends on preferred shares we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred shares must take preference over any dividends or other payments to our common shareholders, and preferred shareholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.
Our Board of Trustees may amend our Declaration of Trust without prior shareholder approval.
Our Board of Trustees may, without shareholder vote (subject to certain exceptions) amend or otherwise supplement the Declaration of Trust, including, without limitation, to classify the Board of Trustees, to impose advance notice provisions for Trustee nominations or for shareholder proposals and to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.
Our Declaration of Trust includes exclusive forum and jury trial waiver provisions that could limit a shareholder’s ability to bring a claim, make it more expensive or inconvenient for a shareholder to bring a claim, or, if such provisions are deemed inapplicable or unenforceable by a court, cause us to incur additional costs associated with such action.
Our Declaration of Trust provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any claims, suits, actions or proceedings asserting a claim governed by the internal affairs (or similar) doctrine or arising out of or relating in any way to the Company, the Delaware Statutory Trust Act (the “DSTA”), our Declaration of Trust or our By-Laws (including, without limitation, any claims, suits, actions or proceedings to interpret, apply or enforce (A) the provisions of our Declaration of Trust or By-Laws, or (B) the duties (including fiduciary duties), obligations or liabilities of the Company to shareholders or trustees, or of officers or the trustees to the Company, to shareholders or each other, or (C) the rights or powers of, or restrictions on, the Company, the officers, the trustees or shareholders, or (D) any provision of the DSTA or other laws of the State of Delaware pertaining to trusts made applicable to the Company pursuant to Section 3809 of the DSTA, or (E) any other instrument, document, agreement or certificate contemplated by any provision of the DSTA, the Declaration of Trust or our Bylaws relating in any way to the Company (regardless, in each case, of whether such claims, suits, actions or proceedings (x) sound in contract, tort, fraud or otherwise, (y) are based on common law, statutory, equitable, legal or other grounds, or (z) are derivative or direct claims)) shall be the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction; provided, however, that the U.S. federal district courts shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the 1940 Act, the Securities Act, and the Exchange Act. The exclusive federal forum provision may expose investors to increased risks to successfully bringing claims, including increased expense, decreased convenience and the possibility that the exclusive federal forum provision may not be enforceable since both the Securities Act and 1940 Act permit investors to bring claims arising from these Acts in both state and federal courts. As a result, there is a risk that investors in the Company may find it inconvenient or expensive to bring a claim against us or our trustees, officers or other agents.
In addition, our Declaration of Trust provides that no shareholder may maintain a derivative action on behalf of the Company unless (i) the shareholder makes a pre-suit demand upon the Trustees and (ii) affords the Trustees a reasonable amount of time to consider such request and to investigate the basis of such claim. Except for claims arising under the U.S. federal securities laws, including, without limitation, the 1940 Act, (i) any claim that affects all shareholders that is proportionately based on their number of shares in the Company must be brought as a derivative claim, irrespective of whether such claim involves a violation of the shareholder’s rights under our Declaration of Trust or any other alleged violation of contractual or individual rights that might otherwise give rise to a direct claim, (ii) the Trustees shall be entitled to retain counsel and other advisors in considering the merits of the request and may require such shareholder to reimburse the Company for the expense of any such advisors in the event that the Trustees determine not to bring such action, and (iii) holders of at least 10% of the outstanding shares join in the bringing of such action. These provisions of our Declaration of Trust may make it more difficult for shareholders to bring a derivative action than for a company without such provisions.
Our Declaration of Trust also includes an irrevocable waiver of the right to trial by jury in all such claims, suits, actions and proceedings. Any person purchasing or otherwise acquiring any of our Common Shares shall be deemed to have notice of and to have consented to these provisions of our Declaration of Trust. These provisions may limit a shareholder’s ability to bring a claim in a judicial forum or in a manner that it finds favorable for disputes with the Company or the Company’s trustees or officers, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision or the jury trial waiver provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions or in other manners, which could have a material adverse effect on our business, financial condition and results of operations.
Notwithstanding any of the foregoing, neither we nor any of our investors are permitted to waive compliance with any provision of the U.S. federal securities laws and the rules and regulations promulgated thereunder.
We will not be required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold shareholder advisory votes on executive compensation.
Once we are no longer an emerging growth company, so long as our Common Shares are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Advisor and we do not directly compensate our executive officers, or reimburse the Advisor or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Advisor, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.
We cannot predict if investors will find our Common Shares less attractive because we choose to rely on any of the exemptions discussed above.
As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to take advantage of this transition period.

We depend on the Advisor to develop appropriate systems and procedures to control operational risk.
Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on the Advisor and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on the Advisor’s financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Advisor will not be liable for losses incurred due to the occurrence of any such errors. The personnel of the Advisor are engaged in other business activities, which could distract them, divert their time and attention such that they could no longer dedicate a significant portion of their time to our businesses or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our business could suffer in the event our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of our Advisor and other parties that provide us with services essential to our operations, these systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.
As reliance on technology in our industry has increased, so have the risks posed to the systems of our Advisor and other parties that provide us with services essential to our operations, both internal and outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches.
Although the Advisor and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by the Advisor and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
Uncertainty with respect to the financial stability of the United States and several countries in the EU could have a significant adverse effect on our business, financial condition and results of operations.
Our investment strategy depends on the CRE industry generally, which in turn depends on broad economic conditions in the United States and, to the extent our investments are secured by real estate outside the United States, elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues and military conflicts, inflation, Federal Reserve short term rate decisions, actual or perceived instability in the U.S. banking system, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the U.S. mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and the potential for declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. Adverse conditions in the CRE industry negatively impact our returns by, among other factors, the tightening of the credit markets, decline in the value of underlying real estate assets, and continuing credit and liquidity concerns, among other potential risks.
Misconduct of employees of the Advisor, its affiliates or third-party service providers could cause significant losses to us.
Misconduct or misrepresentations by employees of the Advisor, its affiliates or third-party service providers could cause significant losses to us. Employee misconduct may include binding us to transactions that exceed authorized limits or present unacceptable risks and unauthorized trading activities, concealing unsuccessful trading activities (which, in any case, may result in unknown and unmanaged risks or losses) or making misrepresentations regarding any of the foregoing. Losses could also result from actions by third-party service providers, including, without limitation, failing to recognize trades and misappropriating assets. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects or future marketing activities. Despite due diligence efforts, misconduct and intentional misrepresentations may be undetected or not fully comprehended, thereby potentially undermining the Advisor’s due diligence efforts. No assurance can be given that the due diligence performed by the Advisor will identify or prevent any such misconduct. Investors generally do not have a direct ability to enforce provisions of the agreements negotiated with our service providers, including, without limitation, the Advisor, independent valuation firms or the independent auditor. In the event that the actions or omissions of any of our service providers were to result in an adverse impact on shareholders, this may give rise to contractual rights for us, however, any such rights would need to be exercised by us on behalf of our shareholders as a whole.
Risks Related to Our Investments
Our CRE debt investments are subject to the risks typically associated with ownership of commercial real estate.
Our CRE debt and real estate securities generally are directly or indirectly secured by a lien on real property. The occurrence of a default on a CRE debt investment could result in our acquiring ownership of the property. We do not know whether the values of the properties ultimately securing our CRE debt and loans underlying our securities will remain at the levels existing on the dates of origination of these loans and the dates of origination of the loans ultimately securing our securities, as applicable. In addition, our borrowers could fraudulently inflate the values of the underlying properties. If the values of the properties drop or are discovered to have been fraudulently inflated, the lower value of the security and reduction in borrower equity associated with such loans will increase our risk. In this manner, reduced real estate values could impact the values of our debt and security investments, making them subject to the risks typically associated with real estate ownership.
Our operating results may be adversely affected by a number of risks generally incident to holding real estate debt, including, without limitation:
• natural disasters, such as hurricanes, earthquakes and floods, which we expect to increase in strength and frequency due to climate change;
• acts of war or terrorism, or criminal violence, including the consequences of terrorist attacks;
• adverse changes in national and local economic and real estate conditions;
• adverse changes in economic and market conditions related to pandemics and health crises;
• an oversupply of (or a reduction in demand for) space in the areas where particular properties securing our loans are located and the attractiveness of particular properties to prospective tenants;
• changes in interest rates and availability of permanent mortgage funds that may render the sale of property difficult or unattractive;
• changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
• costs of remediation and liabilities associated with environmental conditions affecting properties;
• reduced demand for office space, including as a result of changes in work habits, including remote or hybrid work schedules which allow work from remote locations other than the employer’s office premises;
• the potential for uninsured or underinsured property losses; and
• periods of high interest rates and tight money supply.
The value of each property securing our loans is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties.
These factors may have a material adverse effect on the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans, as well as on the value and the return that we can realize from assets we acquire and originate.
Commercial mortgage loans that we originate or acquire may have certain distinct risk characteristics. Mortgage loans on commercial properties generally lack standardized terms, which may complicate their structure and increase due diligence costs.

The mortgage loans that we originate or acquire will generally be secured by various types of income-producing properties, and there are certain risks that are normally applicable to loans secured by such property types. However, it is possible that the properties securing certain of the floating rate loans that we originate or acquire may not be income-producing at the time the loan is made.
The repayment of a commercial mortgage loan is typically dependent upon the ability of the applicable property to produce cash flow. Even the liquidation value of a commercial property is determined, in substantial part, by the amount of the property’s cash flow (or its potential to generate cash flow). However, net operating income and cash flow can be volatile and may be insufficient to cover debt service on the loan at any given time.
The net operating income, cash flow and property value of mortgaged properties that secure commercial mortgage loans may be adversely affected by any one or more of the following factors:
• the age, design and construction quality of the property;
• perceptions regarding the safety, convenience and attractiveness of the property;
• the proximity and attractiveness of competing properties;
• the adequacy and effectiveness of the property’s operations, management and maintenance;
• increases in operating expenses (including but not limited to insurance premiums) at the property and in relation to competing properties;
• an increase in the capital expenditures needed to maintain the property or make improvements;
• the dependence upon a single tenant, or a concentration of tenants in a particular business or industry;
• a decline in the financial condition of a major tenant;
• an increase in vacancy rates; and
• a decline in rental rates as leases are renewed or entered into with new tenants.
Other factors are more general in nature and in addition to those described herewith, may include:
• national, regional or local economic conditions (including plant closings, military base closings, industry slowdowns and unemployment rates);
• local real estate conditions (such as an oversupply of competing properties or rental space);
• demographic factors;
• decreases in consumer confidence;
• changes in prices for key commodities or products;
• changes in consumer tastes and preferences, including the effects of adverse publicity; and
• retroactive changes in building codes.
The volatility of net operating income for a property also may be influenced by many of the foregoing factors, as well as by matters such as:
• the length of tenant leases;
• the creditworthiness of tenants;
• the level of tenant defaults;
• the ability to convert an unsuccessful property to an alternative use;
• new construction in the same market as the mortgaged property;
• rent control laws or other laws impacting operating costs;
• the number and diversity of tenants;
• the availability of trained labor necessary for tenant operations;
• the rate at which new rentals occur; and

• the property’s operating leverage (which is the percentage of total property expenses in relation to revenue), the ratio of fixed operating expenses to those that vary with revenues, and the level of capital expenditures required to maintain the property and to retain or replace tenants.
A decline in the real estate market or in the financial condition of a major tenant will tend to have a more immediate effect on the net operating income of properties with short-term revenue sources (such as short-term or month-to-month leases) and may lead to higher rates of delinquency or defaults under mortgage loans secured by such properties.
Additionally, if the debt service associated with a commercial mortgage loan is scheduled to increase during the term of a loan pursuant to an increase in the mortgage interest rate, the expiration of an interest-only period or otherwise, there can be no assurance that the net cash flow at the property will be sufficient to pay the additional debt service and, even if it is sufficient, the requirement to pay the additional debt service may reduce the cash flow available to the borrower to operate and maintain the mortgaged property.
Most commercial mortgage loans are effectively non-recourse obligations of the borrower, meaning that there is no recourse against the borrower’s assets other than the underlying collateral. In the event of any default under a mortgage or other real-estate related loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or other loan, which could have a material adverse effect on our cash flow from operations. In the event of a default by a borrower on a non-recourse CRE loan, we will only have recourse to the underlying asset (including any escrowed funds and reserves) collateralizing the CRE loan. If a borrower defaults on one of our CRE debt investments and the underlying property collateralizing the CRE debt is insufficient to satisfy the outstanding balance of the debt, we may suffer a loss of principal or interest. In addition, even if we have recourse to a borrower’s assets, we may not have full recourse to such assets in the event of a borrower bankruptcy as, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. We are also exposed to these risks through the CRE loans underlying a CRE security that we hold which may result in us not recovering a portion or all of our investment in such CRE security.
Commercial mortgage loans acquired or originated by us may be non-performing or sub-performing at the time of their acquisition and/or may become non-performing or sub-performing following their acquisition for a wide variety of reasons.
Such non-performing or sub-performing commercial mortgage loans may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write down of the principal of such loan. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such commercial mortgage loan, replacement “takeout” financing will not be available. Purchases of participations in commercial mortgage loans raise many of the same risks as investments in commercial mortgage loans and also carry risks of illiquidity and lack of control. It is possible that BSP or its affiliates may find it necessary or desirable to foreclose on collateral securing one or more commercial mortgage loans purchased by us. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Borrowers often resist foreclosure actions, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, a borrower may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property.
Our loans and other investments expose us to risks associated with debt-oriented real estate investments generally.
We seek to invest primarily in debt instruments relating to CRE assets. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. Any deterioration of real estate fundamentals generally, and in North America, Europe and Australia in particular, could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, climate-related risks, pandemics or outbreaks of contagious disease, political events, terrorism and acts of war, outbreak of wars and military conflicts, changes in government regulations, changes in monetary policy, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in inflation rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control. This risk may be magnified in the case of the ongoing conflicts between Israel and Hamas, and the ongoing conflict between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the U.S. and other countries, as well as the cessation of all business in Russia by many global companies. In addition, recent concerns about the real estate market, elevated interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward.
We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to the laws, rules, and regulations of various federal, state and local government agencies regarding the origination, processing, underwriting, sale and servicing of mortgage loans.
Applicable laws, rules, and regulations may limit the interest rates, finance charges and other fees that we and/or the Advisor may charge in connection with a loan origination, may require us and/or the Advisor to make extensive disclosure, and may impose on us and/or the Advisor qualification and licensing obligations and reporting and net worth requirements. As an originator of mortgage loans, we and/or the Advisor may be subject to inspection by government agencies. Our and/or the Advisor’s failure to comply with applicable requirements could lead to, among other things, the loss of the ability to originate further loans, the rescission or voiding of existing mortgage loans (or parts thereof), civil damages, class action lawsuits, and federal, state and/or local enforcement actions. In addition, federal, state, and local governments have proposed and may enact additional laws, rules, and regulations governing the origination of mortgage loans. These additional laws, rules and regulations may impose obligations and restrictions on us and/or the Advisor that may have an adverse effect on our ability to achieve our investment objective.
Investments in single tenant net lease properties would expose us to risks related to the tenant’s financial stability.
To the extent we invest in single tenant net leased properties, the performance of these investments will depend heavily on the financial stability of the tenant. A default by any such tenant, or the bankruptcy or insolvency of the tenant, could lead to the loss of lease revenues and significantly increase the carrying cost of the property. Under U.S. bankruptcy law, a tenant that is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim and the maximum claim will be capped.
Most of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.
Most of our investments are illiquid. As a result, our ability to sell commercial real estate debt, securities or properties in response to changes in economic and other conditions, could be limited, even at distressed prices. The Code also places limits on our ability to sell properties held for fewer than two years. These considerations could make it difficult for us to dispose of any of our assets even if a disposition were in the best interests of our shareholders. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Advisor has or could be attributed with material non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses to us.
Prepayment rates may adversely affect the value of our investment portfolio.
We are subject to the risk that the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. Any such prepayments of our securities or loans could adversely impact our results of operations and financial condition.
Difficulty in redeploying the proceeds from repayments of our loans and investments may cause our financial performance and returns to investors to suffer.

As our loans and investments are repaid, we will have to redeploy the proceeds we receive into new loans and investments. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan in equivalent or better alternatives, our financial performance and returns to investors could suffer.
The mortgage loans in which we may invest and the mortgage loans underlying the mortgage securities in which we may invest are subject to delinquency, foreclosure and loss, which could result in losses to us.
CRE loans are secured by commercial properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, tenant bankruptcies, success of tenant businesses, property management decisions, including with respect to capital improvement, particularly in older building structures, property location and condition, competition from comparable types of properties offering the same or similar services, changes in laws that increase operating expenses or limit rents that may be charged, changes in interest rates, foreign exchange rates, and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in real estate tax rates, tax credits and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances, and adverse changes in zoning laws.
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our shareholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.
In addition, we are exposed to the risk of judicial proceedings with our borrowers and entities we invest in, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor. In the event that any of the properties or entities underlying or collateralizing our loans or investments experiences or continues to experience any of the other foregoing events or occurrences, the value of, and return on, such investments could be reduced, which would adversely affect our results of operations and financial condition.
Operating and disposing of properties acquired through foreclosure subject us to additional risks that could harm our results of operations.
We may be forced to operate any foreclosed properties for a substantial period of time, which can be a distraction for our management team and may require us to pay significant costs associated with such property. Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. The costs associated with operating and redeveloping the property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial condition and liquidity. We may also be subject to environmental liabilities arising from such properties acquired in the foreclosure process. In addition, at such time that we elect to sell such property, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis, resulting in a loss to us. Furthermore, any costs or delays involved in the maintenance or liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.
Delays in liquidating defaulted CRE debt investments could reduce our investment returns.
The occurrence of a default on a CRE debt investment could result in our taking title to collateral. However, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when lenders, such as us, seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for instance, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses, counterclaims or files for bankruptcy. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for the Advisor and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.
Interest rate fluctuations could reduce our ability to generate income on our investments and may cause losses.
Our operating results depend in large part on the income from our assets, reduced by any credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate investments may not compensate for such increase in interest expense. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our assets. Similarly, in a period of declining interest rates, our interest income on floating-rate investments would generally decrease, and interest rate floors on our floating-rate investments may not align with the interest rate floors on our floating-rate debt to compensate for such a decrease in interest income. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to our shareholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.
Our due diligence may not reveal all material issues relating to our origination or acquisition of a particular investment.
Before making an investment, we assess the strength and skills of the management of the borrower or the operator of the property and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important with respect to newly organized or private entities because there may be little or no information publicly available about the entity. However, even if we conduct extensive due diligence on a particular investment, there can be no assurance that this diligence will uncover all material issues relating to such investment, that the information provided by the borrower is truthful or accurate, or that factors outside of our control will not later arise. If our due diligence fails to identify material issues, we have in the past and may in the future have to write-down or write-off assets, restructure our investment or incur impairment or other charges that could result in our reporting losses.
We are subject to risks from natural disasters such as earthquakes and severe weather, including as the result of global climate changes, which may result in damage to the properties securing our loans.
Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes or floods may result in significant damage to the properties securing our loans or in which we invest. In addition, our investments may be exposed to new or increased risks and liabilities associated with global climate change, such as increased frequency or intensity of adverse weather and natural disasters, which could negatively impact our and our borrowers’ businesses and the value of the properties securing our loans or in which we invest. The extent of our or our borrowers’ casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. While the geographic distribution of our portfolio somewhat limits our physical climate risk, some physical risk is inherent in the properties of our borrowers, particularly in certain borrowers’ locations and in the unknown potential for extreme weather or other events that could occur related to climate change. We may be materially and adversely affected by our exposure to losses arising from natural disasters or severe weather, including those associated with global climate change.
In addition, global climate change concerns could result in additional legislation and regulatory requirements, including those associated with the transition to a low-carbon economy, which could increase expenses or otherwise adversely impact our business, results of operations and financial condition, or the business, results of operations and financial condition of our borrowers.
If the Advisor overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.
The Advisor values our potential investments based on yields and risks, taking into account estimated future losses on the mortgage loans, the underlying collateral included in the securitization’s pools and the estimated impact of these losses on expected future cash flows and returns. The Advisor’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that the Advisor underestimates the asset level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
Inflation risks may have an adverse impact on our returns.
Inflation is a sustained rise in overall price levels. Moderate inflation is associated with economic growth, while high inflation can signal an overheated economy. Inflation risk is the risk that the value of assets or income from investments will be less in the future as inflation decreases the value of money (i.e., as inflation increases, the values of the Company’s assets can decline). Inflation poses a “stealth” threat to investors because it reduces savings and investment returns. Central banks, such as the U.S. Federal Reserve, generally attempt to control inflation by regulating the pace of economic activity. They typically attempt to affect economic activity by raising and lowering short-term interest rates. At times, governments may attempt to manage inflation through fiscal policy, such as by raising taxes or reducing spending, thereby reducing economic activity; conversely, governments can attempt to combat deflation with tax cuts and increased spending designed to stimulate economic activity. Such governmental efforts can have negative effects on the overall level of economic activity. The U.S. and other developed economies have experienced higher than normal inflation rates in 2024. While inflation has shown signs of moderating, it remains unclear whether substantial inflation in the U.S. and other developed economies will be sustained over an extended period of time or have a significant effect on the U.S. or other economies. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and the Company’s investments may not keep pace with inflation.
Real estate valuation is inherently subjective and uncertain.
The valuation of real estate and therefore the valuation of any underlying security relating to loans made by us is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property, the effectiveness of the owner of the underlying real estate to execute its business plan and the valuation methodology adopted. As a result, the valuations of the real estate assets against which we make loans are subject to a degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets.
Loans on properties in transition will involve a greater risk of loss than conventional mortgage loans.
We may invest in transitional loans to borrowers who are typically seeking relatively short-term capital to be used in an acquisition or rehabilitation of a property or to provide a newly-constructed property sufficient time to achieve stabilization. The typical borrower in a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover all or a portion of our investment.
In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to the risk of a borrower’s inability to obtain permanent financing or sufficient proceeds via property sale to repay the transitional loan and to the broader availability of conventional mortgages at amenable rates. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.
Risks of cost overruns and noncompletion of renovations of properties in transition may result in significant losses.
The renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals (e.g., for condominiums) and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged reduction of net operating income and may not be able to make payments on our investment on a timely basis or at all, which could result in significant losses.
Investment ratings that we may use are relative and subjective.

We may invest in debt securities that have been rated by nationally recognized rating organizations. In general, the ratings of these organizations represent the opinions of such agencies as to the quality of investments that they rate. Such ratings are relative and subjective and are not statements of fact; they are not absolute standards of quality and do not evaluate the market value risk of the investments that are rated. Furthermore, there can be no guarantee that such credit ratings will not be downgraded in the future. Therefore, there can be no assurance that any such rating will accurately quantify the risk. Such agencies may change their method of valuation of, and the ratings of, securities held by us at any time. The sale price of mortgage-backed securities is highly correlated with the rating such mortgage-backed securities receive from the rating agencies. If an existing investment of ours is downgraded, the value of such investment may be adversely affected which in turn may adversely affect the returns to investors.
Investments in non-conforming and non-investment grade rated loans or securities involve increased risk of loss.
We may originate and/or acquire investments that do not conform to conventional loan standards applied by traditional lenders and either are not rated or rated as non-investment grade by the rating agencies. The non-investment grade credit ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our shareholders and adversely affect the value of our Common Shares. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.
Syndication of originated loans may have adverse effects.
We may syndicate a portion of our originated loans to third parties. In originating loans, we will compete with a broad spectrum of lenders, some of which may have greater financial resources than us and the Advisor. Increased competition for, or a diminishment in the available supply of, qualifying loans could result in lower yields on such loans. Prior to any syndication of such loans, or if such syndication is not successful, our exposure to the originated investment may exceed the exposure that the Advisor intends to have over the long-term or that we would have had if we had purchased such investment in the secondary market rather than originating it. There can be no assurance (i) that we will be successful in syndicating such loans, in whole or in part, (ii) that the syndication will take place in a timely manner and on terms and conditions that will be preferable for us or (iii) that expenses incurred by us with respect to such syndication will not be substantial. If we are not successful in syndicating such a loan, in whole or in part, we may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make us more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. An investment by us that is not syndicated as originally anticipated could significantly reduce our overall investment returns. Even if a loan is eventually syndicated, we may bear the risks described above in the period prior to the syndication’s completion. In addition, such syndication, particularly to affiliates, is subject to conflicts of interest and risks related to valuation.
We may be unable to restructure loans in a manner that we believe maximizes value, particularly if we are one of multiple creditors in large capital structures.
In the current environment, in order to maximize value, we may be more likely to extend and work out a loan, rather than pursue foreclosure. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group and/or by a borrower. These multiple creditor situations tend to be associated with larger loans. If we are one of a group of lenders, we may be a lender on a subordinated basis, and may not independently control the decision making. Consequently, we may be unable to restructure a loan in a manner that we believe would maximize value.
Our investments may be concentrated and are subject to risk of default.
Although we are limited in the amount of capital that may be committed to any single investment and certain geographies and types of property, we have broad latitude in the amount of capital that may be committed to investments in or loans to companies in any particular industry, sector or geography. As such, our assets may not be diversified and, if our assets are concentrated in a particular borrower, industry, sector, geography, property type, or similar category, we will be subject to an increased risk of loss if there is a decline in the market value of any security in which we have invested a large percentage of our assets or there are adverse consequences to such industry, sector, geography, property type or other group of borrowers. If a large portion of our assets are held in cash or similarly liquid form for an extended period of time, our ability to achieve our objective may be impacted.

Difficult conditions in the mortgage and CRE markets may cause us to experience market losses related to our holdings.
Our results of operations are materially affected by conditions in the real estate markets, the financial markets and the economy generally. Concerns about the real estate market, inflation, energy costs, geopolitical issues and the availability and cost of credit have contributed to increased volatility and diminished expectations for the economy and markets going forward. Deterioration in the real estate market may cause us to experience losses related to our assets and to sell assets at a loss. Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.
We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate and/or acquire desirable investments in our target assets and could also affect the pricing of these assets.
We operate in a highly competitive market for lending and investment opportunities. Our profitability depends, in large part, on our ability to originate and/or acquire our target assets at attractive prices. In originating or acquiring our target assets, we compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exception from the definition of an investment company under the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.
If we are unable to successfully integrate new assets or businesses and manage our growth, our results of operations and financial condition may suffer.
We may significantly increase the size and/or change the mix of our portfolio of assets. We may be unable to successfully and efficiently integrate newly-acquired or originated assets into our existing portfolio or otherwise effectively manage our assets or our growth effectively. In addition, increases in our portfolio of assets and/or changes in the mix of our assets may place significant demands on our Advisor’s administrative, operational, asset management, financial and other resources. Any failure to manage increases in size effectively could adversely affect our results of operations and financial condition.
The B Notes that we originate or acquire are subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may originate or acquire B Notes. A B Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for a B Note holder after payment to the A Note holder. However, because each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may vary from transaction to transaction. Further, B Notes typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our B Notes would result in operating losses for us and may limit our ability to make distributions to our shareholders.
We may not be able to sell the B Notes that we originate or acquire, which may result in losses to us.
We or our affiliates may originate and fund a first mortgage loan with the intention of selling the A Note and retaining the B Note or mezzanine loan interest. We may elect to reduce our position in the whole loans through co-origination or A Note sales, which will eliminate our exposure or liability associated with the senior interest of the loan. This structure allows for matched-term and generally non-recourse financing, without cross-collateralization. However, we may not be able to sell these A Note, and as a result, we may exceed our desired concentration in a specific borrower, region or sector, and may incur losses as a result.

Mezzanine loans involve greater risks of loss than senior loans secured by income-producing properties.
We may invest in mezzanine loans, which sometimes take the form of subordinated loans secured by second mortgages on the underlying property or more commonly take the form of loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our shareholders.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan, if it meets certain requirements, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may originate or acquire mezzanine loans that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, in which case, there can be no assurance that the IRS will not challenge the tax treatment of such loans. If such a challenge were sustained, we could fail to qualify as a REIT.
We may experience a decline in the fair value of our assets.
A decline in the fair value of our assets would require us to recognize an unrealized loss against earnings for those assets that are recorded at fair value through earnings, or may trigger an impairment, credit loss or other charge against earnings under applicable GAAP for those assets that are not recorded at fair value through earnings if we expect that the carrying value of those assets will not be recoverable. Subsequent disposition or sale of such assets could further affect our future losses or gains depending on the actual proceeds received.
Any distressed loans or investments we make, or loans and investments that later become distressed, may subject us to losses and other risks relating to bankruptcy proceedings.
While our investment strategy focuses primarily on our real estate debt investments in “performing” real estate-related interests, our investment strategy may include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans and debt securities) or may involve investments that become “non-performing” following our origination or acquisition thereof. Certain of our investments may, therefore, include specific securities of companies that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of risk of substantial or total losses on our investments and in certain circumstances, may become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions.
During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and ask prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk.
In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructures and improve the operations of our borrower entities. The activity of identifying and implementing any such restructuring programs entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs. Further, such modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and substantial write-offs of the principal of such loan, debt securities or other interests. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests replacement “takeout” financing will not be available.
These financial difficulties may never be overcome and may cause borrowers to become subject to bankruptcy or other similar administrative and operating proceedings. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. In addition, under certain circumstances, payments to us and distributions by us to the shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize value on collateral for loan positions held by us or may adversely affect the priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.
Our claims may be subordinated to those of other creditors, which may have an adverse effect on our performance.
Although it is intended that our investments will generally be secured, our claims against a borrower in respect of an investment may in some instances be subordinated or subject to claims of other prior ranking creditors. In addition, certain creditors may be entitled to have their claims against the borrower satisfied out of the proceeds of enforcement of security over the assets of the borrower before payments of our claims out of such proceeds.
In the event a borrower defaults on a loan and the proceeds of enforcement are insufficient to satisfy our loan, we may suffer a loss of principal and/or interest. In the event a borrower declares bankruptcy or becomes insolvent, we may not have full recourse to the assets of the borrower, or such assets may not be sufficient to satisfy the loan. In addition, certain of our loans may not be protected by financial covenants or limitations upon additional indebtedness and/or may permit other pari passu or prior ranking debt or financial indebtedness of the borrower. If a borrower defaults on our loan or on debt or other financial indebtedness that ranks in priority to our loan, or in the event of a borrower bankruptcy or other insolvency, our loan will be satisfied only after such prior ranking debt is paid in full.
Some first lien loans may not necessarily have priority over all other debt of an issuer. For example, some first lien loans may permit other secured obligations (such as overdrafts, swaps or other derivatives made available by members of the syndicate to the company), or involve first liens only on specified assets of an issuer (e.g., excluding real estate). Issuers of first lien loans may have two tranches of first lien debt outstanding, each with first liens on separate collateral. Furthermore, any secured debt is secured only to the extent of its lien and only to the extent of underlying assets or incremental proceeds on already secured assets. Moreover, underlying assets are subject to credit, liquidity, and interest rate changes. Although the amount and characteristics of the underlying assets selected as collateral may allow us to withstand certain assumed deficiencies in payments occasioned by the borrower’s default, if any deficiencies exceed such assumed levels or if underlying assets are sold it is possible that the proceeds of such sale or disposition will not be equal to the amount of principal and interest owing to us in respect of our investment.
Where other financial indebtedness ranks pari passu or ahead of our loans, our ability to influence the borrower’s and/or a portfolio company’s affairs, especially during periods of financial distress or following an insolvency, may be substantially reduced. For example, under the terms of an intercreditor agreement, creditors that rank in priority are typically able to block or delay the acceleration of the debt that ranks behind those creditors or other exercises of a creditor’s rights until such time as that debt has been satisfied in full. In addition, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept repayments of principal or interest or prepayments, exercise our remedies (through “standstill periods”) and control decisions made in bankruptcy or insolvency proceedings relating to borrowers. Accordingly, we may not be able to take the steps necessary to protect our investments in a timely manner or at all and/or may not be able to recover some or all of our investment in which we obtain interests until the prior ranking creditors have been fully repaid.
In addition, the debt instruments in which we invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including but not limited to (i) the possible invalidation of an investment transaction as a ‘fraudulent conveyance’ under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligations, and (iii) environmental liabilities that may arise with respect to collateral securing the obligations.

In addition, we may not have the ability or the financial resources to acquire or discharge prior ranking claims in order to protect our investment.
Investments outside the U.S. that are denominated in foreign currencies subject us to foreign currency risks and to the uncertainty of foreign laws and markets, which may adversely affect our distributions and our REIT status.
Our investments or liabilities may be denominated in currencies other than the U.S. dollar, and hence the value of such investments, or the amount of such liabilities, will depend in part on the relative strength of the U.S. dollar. We may be affected favorably or unfavorably by exchange control regulations or changes in the exchange rate between foreign currencies and the U.S. dollar. Changes in foreign currency exchange rates may also affect the value of dividends and interest earned, and the level of gains and losses realized on the sale of securities. The rates of exchange between the U.S. dollar and other currencies are affected by many factors, including forces of supply and demand in the foreign exchange markets. These rates are also affected by the international balance of payments and other economic and financial conditions, government intervention, speculation and other factors.
We are not obligated to engage in any currency hedging operations, and there can be no assurance as to the success of any hedging operations that we may implement. To the extent we enter into currency hedging operations, we may incur costs related to such hedging arrangements, which may be undertaken in exchange-traded or over-the-counter contexts, including futures, forwards, swaps, options and other instruments.
In addition, changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.
We are subject to the risks of investing in project finance investments, many of which are outside our control, and that may negatively impact our business and financial results.
We are subject to the risks of investing in project finance investments. Infrastructure loans are subject to the risk of default, foreclosure and loss, and the risk of loss may be greater than similar risks associated with loans made on other types of assets. The loan structure for project finance relies primarily on the underlying project’s cash flows for repayment, with the project’s assets, rights and interests, together with the equity in the project company, typically pledged as collateral. Accordingly, the ability of the project company to repay a project finance loan is dependent upon the successful development, construction and/or operation of such project rather than upon the existence of independent income or assets of the project company. Moreover, the loans are typically non-recourse or limited recourse to the project sponsor, and the project company, as a special purpose entity, typically has no assets other than the project. Accordingly, if the project’s cash flows are reduced or are otherwise less than projected, the project company may be unable to repay the loan. In connection with any infrastructure lending, the Advisor will make certain estimates regarding project cash flows during the underwriting of the investment. These estimates may not prove accurate, as actual results may vary from estimates. A project’s cash flows can be adversely affected by, among other things:
• whether the project involves new construction;
• cost overruns;
• delays in completion;
• availability of land, building materials, energy, raw materials and transportation;
• availability of work force, management personnel and reliable contractors;
• natural disasters (fire, drought, flood, earthquake, pandemics, including the COVID-19 pandemic);
• global climate change, war, civil unrest and strikes affecting contractors, suppliers or markets;
• shortfalls in expected capacity, output or efficiency;
• the terms of the power purchase or other offtake agreements used in the project;
• the creditworthiness of the project company and the project sponsor;
• competition;
• volatility in commodity prices;
• technology deployed, and the failure or degradation of equipment;
• inflation and fluctuations in exchange rates or interest rates;

• operation and maintenance costs;
• unforeseen capital expenditures;
• sufficiency of gas and electric transmission capabilities;
• licensing and permit requirements;
• increased environmental or other applicable regulations;
• increased regulatory scrutiny and enforcement; and
• changes in national, international, regional, state or local policies, economic conditions, laws and regulations.
In the event of any default under a project finance loan, we bear the risk of loss of principal to the extent of any deficiency between the value of the collateral, if any, and the principal and accrued interest of the loan, which could have a material adverse effect on our business, financial condition and results of operations. In the event of the bankruptcy of a project company, our investment will be deemed to be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession and our contractual rights may be unenforceable under state or other applicable law. Foreclosure proceedings against a project can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed investment.
Our investments in CMBS are generally subject to losses.
Our investments in CMBS are subject to losses. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS, there would be an increased risk of loss. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.
We may not control the special servicing of the mortgage loans included in the CMBS in which we invest, and, in such cases, the special servicer may take actions that could adversely affect our interests.
With respect to each series of CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans may be held by a directing certificate-holder, which is appointed by the holders of the most subordinate class of CMBS in such series. We may acquire classes of existing series of CMBS where we will not have the right to appoint the directing certificate-holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate-holder, take actions that could adversely affect our interests.
With respect to certain mortgage loans included in our CMBS investments, the properties that secure the mortgage loans backing the securitized pool may also secure one or more related mortgage loans that are not in the CMBS, which may conflict with our interests.
Certain mortgage loans included in our CMBS investments may be part of a loan combination or split loan structure that includes one or more additional mortgaged loans (senior, subordinate or pari passu and not included in the CMBS investments) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination may be granted various rights and powers that affect the mortgage loan in that loan combination, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate-holder (without cause).
Dislocations, illiquidity and volatility in the market for commercial real estate as well as the broader financial markets could adversely affect the performance and value of commercial mortgage loans, the demand for CMBS and the value of CMBS investments.
Any significant dislocations, illiquidity or volatility in the real estate and securitization markets, including the market for CMBS, as well as global financial markets and the economy generally, could adversely affect our business and financial results. We cannot assure you that dislocations in the commercial mortgage loan market will not occur in the future.

Challenging economic conditions affect the financial strength of many commercial, multifamily and other tenants and result in increased rent delinquencies and decreased occupancy. Economic challenges may lead to decreased occupancy, decreased rents or other declines in income from, or the value of, commercial, multifamily and manufactured housing community real estate.
Declining commercial real estate values, coupled with tighter underwriting standards for commercial real estate loans, may prevent commercial borrowers from refinancing their mortgages, which results in increased delinquencies and defaults on commercial, multifamily and other mortgage loans. Declines in commercial real estate values also result in reduced borrower equity, further hindering borrowers’ ability to refinance in an environment of increasingly restrictive lending standards and giving them less incentive to cure delinquencies and avoid foreclosure. The lack of refinancing opportunities has impacted and could impact in the future, in particular, mortgage loans that do not fully amortize and on which there is a substantial balloon payment due at maturity, because borrowers generally expect to refinance these types of loans on or prior to their maturity date. Finally, declining commercial real estate values and the associated increases in loan-to-value ratios would result in lower recoveries on foreclosure and an increase in losses above those that would have been realized had commercial property values remained the same or increased. Continuing defaults, delinquencies and losses would further decrease property values, thereby resulting in additional defaults by commercial mortgage borrowers, further credit constraints and further declines in property values.
The CMBS in which we invest is subject to the risks of the mortgage securities market as a whole and risks of the securitization process.
The value of CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. CMBS is also subject to several risks created through the securitization process. Subordinate tranches of CMBS is paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate CMBS will not be fully paid. Subordinate CMBS is also subject to greater credit risk than those CMBS that is more highly rated.
We are subject to the risks relating to increases in prepayment rates of debt underlying CMBS.
CMBS are indirectly subject to the risks associated with prepayments (including both voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) on mortgage loans.
In general, “premium” securities (securities whose market values exceed their principal or par amounts) are adversely affected by faster than anticipated prepayments, and “discount” securities (securities whose principal or par amounts exceed their market values) are adversely affected by slower than anticipated prepayments. Since many CMBS will be discount securities when interest rates are high, and will be premium securities when interest rates are low, these CMBS may be adversely affected by changes in prepayments in any interest rate environment.
The adverse effects of prepayments may impact investments in at least two ways. First, particular investments may experience outright losses, as in the case of interest-only securities in an environment of faster actual or anticipated prepayments. Second, particular investments may under-perform relative to hedges that may have been constructed for these investments, resulting in a loss to us. In particular, prepayments (at par) may limit the potential upside of many CMBS to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss. In addition, in the case of “premium” securities, prepayments at par may result in losses.
We may sponsor, and purchase the more junior securities of, CLOs and such instruments involve significant risks, including that these securities receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.
We may sponsor, and purchase the junior securities of, CLOs. In CLOs, investors purchase specific tranches, or slices, of debt instruments that are secured or backed by a pool of loans. The CLO debt classes have a specific seniority structure and priority of payments. The most junior securities along with the preferred shares of a CLO are generally retained by the sponsor of the CLO and are usually entitled to all of the income generated by the pool of loans after the payment of debt service on all the more senior classes of debt and the payment of all expenses. Defaults on the pool of loans therefore first affect the most junior tranches. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Despite the protection provided by the subordinate tranches, even more senior CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO securities as a class.

Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. Finally, the credit risk retention rules of the SEC impose a retention requirement of 5% of the issued debt classes by the sponsor of the CLO. These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.
In addition, CLOs are not actively traded and are relatively illiquid investments and volatility in CLO trading markets may cause the value of these investments to decline. The market value of CLO securities may be affected by, among other things, changes in the market value of the underlying loans held by the CLO, changes in the distributions on the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying losses (or foreclosure assets), prepayments on the underlying loans and the availability, prices and interest rate of underlying loans. Furthermore, the leveraged nature of each subordinated tranche may magnify the adverse impact on such class of changes in the value of the loans, changes in the distributions on the loans, defaults and recoveries on the loans, capital gains and losses on the loans (or foreclosure assets), prepayment on loans and availability, price and interest rates of the loans.
Our CLOs include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches until the tests have been met or certain senior classes of securities have been paid in full. For example, even if no loan in the pool experiences a default, an appraisal reduction of a loan in the pool may cause the pool of loans in the applicable CLO not to meet certain of these tests. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the applicable CLO, may experience a significant reduction in our cash flow from those interests.
Moreover, the reinvestment and replenishment period in one or more of our CLOs may be nearing the end of its term. Once the reinvestment and replenishment period has ended any repayments of a loan in the applicable CLO will require us to pay down the most senior debt in such CLO resulting in an increase in our cost of funds.
Furthermore, if any CLO that we sponsor or in which we hold interests fails to meet certain tests relevant to the most senior debt issued and outstanding by the CLO issuer, an event of default may occur under that CLO. If that occurs, (i) if we were serving as manager of such CLO, our ability to manage the CLO may be terminated and (ii) our ability to attempt to cure any defaults in such CLO may be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in such CLO for an indefinite time.
Third-party investments may involve additional risks.
We may co-invest with third-parties through partnerships, joint ventures or other entities. Such investments may involve risks not present in investments where a third-party is not involved, including the possibility that a third-party co-venturer or partner may at any time have economic or business interests or goals which are inconsistent with ours , or may be in a position to take action contrary to our investment objective. In addition, we may in certain circumstances be liable for actions of its third-party co-venturer or partner.
In the event we acquire fixed income securities and/or other instruments that are publicly traded, we will be subject to certain inherent risks.
In some circumstances, we may be unable to obtain financial covenants or other contractual rights, including management rights that we might otherwise be able to obtain in making privately-negotiated debt investments. Moreover, we may not have the same access to information in connection with investments in public instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated debt investment.
We may invest in high yield debt, a substantial portion of which may be rated below investment-grade by one or more nationally recognized statistical rating organizations or which may be unrated but of comparable credit quality to obligations rated below investment-grade, and have greater credit and liquidity risk than more highly rated debt obligations.
High yield debt is generally unsecured and may be subordinate to other obligations of the obligor. The lower rating of high yield debt reflects a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. Many issuers of high yield debt are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of high yield debt may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings.

Certain of these securities may not be publicly traded, and, therefore, it may be difficult to obtain information as to the true condition of the issuers. Overall declines in the below investment-grade bond and other markets may adversely affect such issuers by inhibiting their ability to refinance their debt at maturity. High yield debt is often less liquid than higher rated securities.
High yield debt is often issued in connection with leveraged acquisitions or recapitalizations in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. High yield debt has historically experienced greater default rates than has been the case for investment-grade securities. We may also invest in equity securities issued by entities with unrated or below investment-grade debt.
High yield debt may also be in the form of zero-coupon or deferred interest bonds, which are bonds which are issued at a significant discount from face value. The original discount approximates the total amount of interest the bonds will accrue and compound over the period until maturity or the first interest accrual date at a rate of interest reflecting the market rate of the security at the time of issuance. While zero-coupon bonds do not require the periodic payment of interest, deferred interest bonds generally provide for a period of delay before the regular payment of interest begins. Such investments experience greater volatility in market value due to changes in the interest rates than bonds that that provide for regular payments of interest.
We may invest in convertible securities, which are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula.
A convertible security entitles the holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock until the convertible security matures or is redeemed, converted or exchanged. Convertible securities have unique investment characteristics in that they generally (i) have higher yields than common stocks, but lower yields than comparable non-convertible securities, (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed-income characteristics and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.
The value of a convertible security is a function of its “investment value” (determined by its yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and its “conversion value” (the security’s worth, at market value, if converted into the underlying common stock). The investment value of a convertible security is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the issuer and other factors may also have an effect on the convertible security’s investment value. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed-income security. Generally, the amount of the premium decreases as the convertible security approaches maturity.
A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third-party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.
Risks Related to Debt Financing
When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. The use of leverage involves increased risk, including increased variability of our net income, distributions and NAV in relation to market changes. If the value of our assets decreases, leverage would cause NAV to decline more sharply than it otherwise would have had we not used leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Advisor.

We use leverage to finance our investments. The amount of leverage that we employ will depend on the Advisor’s and our Board of Trustees’ assessment of market and other factors at the time of any proposed borrowing and is subject to the regulatory limitation described below. There can be no assurance that additional financing will be available to us on favorable terms or at all. However, our use of leverage increases our financing costs which reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board of Trustees, a majority of whom are Independent Trustees with no material interests in such transactions.
Although our borrowings have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. In addition, our borrowings may be secured by our assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the investors may be subordinated to such borrowing.
We use repurchase agreements to finance our investments, which may expose us to risks that could result in losses, including due to cross-defaults and cross-collateralization under warehouse repurchase and credit facilities.
We finance our acquisition and origination of mortgage loans, mezzanine loans and other portfolio assets under warehouse repurchase and credit facilities with various lenders. Such repurchase and credit facilities are entered into by special purpose vehicles directly or indirectly owned and controlled by us. Although each transaction under our repurchase agreements has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate, our financing subsidiaries remain exposed to the credit risk of each asset because they must purchase the asset from the applicable counterparty on a specified date. In addition, repurchase agreements involve the risk that the counterparty may liquidate the assets underlying the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. Furthermore, the counterparty may require us to provide additional margin in the form of cash or other forms of collateral under the terms of the applicable repurchase agreement. In addition, the interest costs and other fees associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.
We also expect to provide guaranties to the lenders under which we expect to guarantee amounts of the balance outstanding from time to time under such repurchase and credit facilities by the special purpose vehicle sellers or borrowers. We expect to also be liable under such guaranties for customary “bad-boy” events. The repurchase and credit facilities include customary cross-default provisions pursuant to which the occurrence of an event of default under any such facility (including breach of a financial covenant applicable to us under a guaranty) will trigger an event of default under all of the repurchase and credit facilities and allow the lenders to accelerate payment of all obligations due under such facilities. In addition, all loans and assets subject to repurchase transactions or pledged under an individual repurchase or credit facility are cross-collateralized as security for such facility. Thus, the poor performance or non-performance of an individual loan or asset included as collateral for a repurchase or credit facility could result in us losing our interests in all loans and assets in the collateral pool for such facility.
Changes in interest rates may affect our cost of capital and net investment income.
Since we use debt to finance a portion of our investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the Incentive Fee hurdle rate which is used for purposes of calculating the Incentive Fees payable to the Advisor and may result in a substantial increase of the amount of such Incentive Fees.
We may not be able to access financing sources on attractive terms, which could adversely affect our ability to fund and grow our business, or result in dilution to our existing shareholders.
Our ability to fund our loans and investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms. We also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:
• general economic or market conditions;
• the market’s view of the quality of our assets;
• the market’s perception of our growth potential; and
• our current and potential future earnings and cash distributions.
We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic conditions or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. Additional equity issuances in the capital markets on unfavorable terms could also be dilutive to our existing shareholders. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain any additional financing on favorable terms or at all.
We may not successfully align the maturities of our liabilities with the maturities of our assets, which could harm our operating results and financial condition.
Our general financing strategy is focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities of our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a fully match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.
We may utilize non-recourse securitizations to finance our investments, which may expose us to risks that could result in losses.
We may utilize non-recourse securitizations of certain of our investments to generate cash for funding new investments and for other purposes. Such financing generally involves creating a special purpose vehicle, contributing a pool of our investments to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). The creditors of such a securitization vehicle will have no recourse against our other assets in the event of default. We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of portfolio investments. Prior to any such financings, we may use other financing facilities to finance the acquisition of investments until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CLO. The inability to consummate securitizations to finance our investments could require us to seek other forms of less attractive financing, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition. The inability to securitize our portfolio may hurt our performance and our ability to grow our business.
Lenders often require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions.
Financing agreements that we enter into often contain covenants that limit our ability to further incur borrowings, restrict distributions or restrict our operations, such as prohibiting us from discontinuing insurance coverage or replacing our Advisor. These limitations decrease our operating flexibility and may impact our ability to achieve our operating objectives, including making distributions.
Risks Related to Our Relationship with the Advisor
We depend on the Advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Advisor could have a material adverse effect on our business and ability to achieve our investment objectives.
Our success is dependent upon our relationship with, and the performance of, the Advisor in the acquisition and management of our real estate portfolio and our corporate operations. The Advisor may suffer or become distracted by adverse financial or operational problems in connection with Benefit Street Partners’ business and activities unrelated to us and over which we have no control. Should the Advisor fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our shareholders.
The termination or replacement of the Advisor could trigger a repayment event under the terms of any future indebtedness.
The termination or replacement of the Advisor may trigger repayment of outstanding amounts under any future indebtedness. If a repayment event occurs with respect to any such indebtedness, our results of operations and financial condition may be adversely affected.
The Advisor’s inability to retain the services of key real estate professionals, including each member of the Advisor’s Investment Committee, could hurt our performance.
Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Advisor, including each member of the Advisor’s Investment Committee, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, REITs and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Advisor, or that replacements will perform well. Neither we nor the Advisor have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Advisor’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
Large shareholders may exert influence over our governance and affairs, including control over votes requiring shareholder approval, and our affiliation with such large shareholders may impact our ability to enter into certain transactions.
A large proportion of Common Shares are held by a small number of common shareholders, and such shareholders may be able to exert influence over our governance and policies and may have significant voting influence on votes requiring shareholder approval.
Additionally, an open-end investment company registered under the 1940 Act managed by an affiliate of our Advisor holds over 50% of our outstanding Common Shares. Because of the significant percentage of our Common Shares held by this registered investment company, such entity may be deemed to control us for purposes of the 1940 Act. The 1940 Act generally prohibits affiliates of a registered investment company from engaging in certain types of transactions with the registered investment company or a company controlled by a registered investment company, absent an exemption. As a BDC, similar affiliated transaction restrictions already apply to us; however, the scope of potential affiliates to which such transaction restrictions apply will be broader than if the registered investment company did not control us for 1940 Act purposes, potentially expanding the types of transactions that we will not be able to engage in as a result. One or more other open-end investment companies managed by affiliates of our Advisor have invested in our Common Shares and may invest in our Common Shares in the future.
Absent an exemption or exemptive order, the 1940 Act may restrict transactions in which we might purchase investments from, or sell investments to, applicable affiliates or transactions in which we might co-invest side-by-side with applicable affiliates. The Advisor and its affiliates have received the Order, which will permit us to co-invest with one or more BDCs and/or other funds advised by our Advisor and its affiliates, but will not extend to certain funds that we may be affiliated with due to the large investment by the registered investment company discussed above. Co-investments made under the Order are subject to compliance with the conditions and other requirements contained in the Order. Included among such conditions is a requirement that if the Advisor, its principals, or any person controlling, controlled by, or under common control with the Advisor or its principals (including the registered investment company managed by an affiliate of our Advisor that has invested substantially in us), and affiliated funds managed by the Advisor or its affiliates (collectively, the “Holders”), own in the aggregate more than 25% of the shares of us, then they will vote such shares in the percentages as our other shareholders (not including the Holders) when voting on (1) the election of directors; (2) the removal of one or more directors; or (3) any other matter under either the 1940 Act or applicable state law affecting our Board of Trustee’s composition, size or manner of election.
Risks Related to Conflicts of Interest
Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.
Various potential and actual conflicts of interest will arise as a result of our overall investment activities and the overall investment activities of the Advisor and its affiliates. The following risk factors enumerate certain but not all potential conflicts of interest that should be carefully evaluated before making an investment in us. Benefit Street Partners and its personnel may in the future engage in further activities that may result in additional conflicts of interest not addressed below. If any matter arises that we and our affiliates (including the Advisor) determine in our good faith judgment constitutes an actual conflict of interest, we and our affiliates (including the Advisor) may take such action as we determine in good faith may be necessary or appropriate to ameliorate the conflict. Transactions between us and Benefit Street Partners or its affiliates will require approval by our Board of Trustees, including a majority of our Independent Trustees in accordance with our Declaration of Trust. There can be no assurance that our Board of Trustees or Benefit Street Partners will identify or resolve all conflicts of interest in a manner that is favorable to us.
The fee structure set forth in the Investment Advisory Agreement may not create proper incentives for the Advisor.
While the Advisor has agreed to waive the Management Fee indefinitely, we will pay the Advisor an Incentive Fee that is based on our performance commencing one year after the initial close of our private offering. The Incentive Fee may create an incentive for our Advisor to invest in assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term net income and thereby increase the Incentive Fees to which it is entitled.
The Advisor and its employees face competing demands relating to their time, and this may cause our operating results to suffer.
The Advisor and its employees are engaged in investment and investment management activities unrelated to us. We cannot provide any assurances regarding the amount of time our Advisor and its employees will dedicate to the management of our business. Each of our officers is also an employee of our Advisor, who has now or may be expected to have significant responsibilities for other investment vehicles currently managed by the Advisor and its affiliates. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.
Benefit Street Partners is subject to a number of conflicts of interest, regulatory oversight and legal and contractual restrictions due to its multiple business lines, which may reduce the synergies that we expect to draw on or otherwise reduce the opportunities available to us.
Benefit Street Partners and its affiliates are involved in a number of other businesses and activities, which may result in conflicts of interest or other obligations that are disadvantageous to us. Specified policies and procedures implemented by Benefit Street Partners to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will from time to time reduce the synergies across Benefit Street Partners’ various businesses that we expect to draw on for purposes of pursuing attractive investment opportunities. Because Benefit Street Partners has many different asset management businesses, including a capital markets group, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and subject to more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Benefit Street Partners has implemented certain policies and procedures (e.g., information walls) that reduce the positive synergies that we expect to utilize for purposes of finding attractive investments. For example, Benefit Street Partners will from time to time come into possession of material, non-public information with respect to companies in which its private equity business may be considering making an investment or companies that are clients of Benefit Street Partners. As a consequence, that information, which could be of benefit to us, might become restricted to those respective businesses and otherwise be unavailable to us. In addition, to the extent that Benefit Street Partners is in possession of material, non-public information or is otherwise restricted from trading in certain securities, we generally also are deemed to be in possession of such information or otherwise restricted. This could reduce the investment opportunities available to us, prevent us from exiting an investment or otherwise limit our investment flexibility. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Benefit Street Partners fund has or has considered making an investment or which is otherwise a client of Benefit Street Partners will from time to time restrict or otherwise limit our ability to make investments in or otherwise engage in businesses or activities competitive with such companies. Benefit Street Partners may enter into one or more strategic relationships, in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.
Benefit Street Partners and its affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Benefit Street Partners. In the ordinary course of their business activities, Benefit Street Partners and its affiliates may engage in activities where the interests of certain divisions of Benefit Street Partners and its affiliates, or the interests of their clients may conflict with the interests of our shareholders. Certain of these divisions and entities affiliated with the Advisor have or may have an investment strategy similar to ours and therefore may engage in competing activities with us. In particular, various Benefit Street Partners opportunistic and substantially stabilized real estate funds and other investment vehicles seek to invest in a broad range of real estate investments.
Certain Other BSP Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.
Through Other BSP Accounts, Benefit Street Partners currently invests and plans to continue to invest third-party capital in a wide variety of investment opportunities in the United States and globally. There will be overlap of CRE debt and other investment opportunities with certain Other BSP Accounts that are actively investing and similar overlap with future Other BSP Accounts. See “—Benefit Street Partners may raise or manage Other BSP Accounts which could result in the reallocation of Benefit Street Partners personnel and the direction of potential investments to such Other BSP Accounts” below. This overlap will from time to time create conflicts of interest. Additionally, in certain circumstances investment opportunities suitable for us will not be presented to us and there will be one or more investment opportunities where our participation is restricted.
With respect to Other BSP Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us, investment opportunities are allocated among us and one or more Other BSP Accounts in accordance with Benefit Street Partners’ prevailing policies and procedures on a basis that the Advisor and its affiliates believe to be fair and reasonable in their sole discretion, which may be on an alternating or co-invest basis subject to the 1940 Act, rules and regulations thereunder, no-action letters, SEC guidance and exemptive relief.
While the Advisor will seek to manage potential conflicts of interest in a fair and reasonable manner as required the Investment Advisory Agreement, the portfolio strategies employed by the Advisor or their affiliates in managing the Other BSP Accounts could conflict with the strategies employed by the Advisor in managing our business and may adversely affect the marketability, exit strategy, prices and availability of the properties, securities and instruments in which we invest, subject to the 1940 Act, rules and regulations thereunder, no-action letters, SEC guidelines and exemptive relief. Benefit Street Partners or their affiliates may also give advice to the Other BSP Accounts that may differ from advice given to us even though their investment objectives or guidelines may be the same or similar to ours.
The amount of performance-based compensation charged and management fees paid by us may be less than or exceed the amount of performance-based compensation charged or management fees paid by Other BSP Accounts. Such variation may create an incentive for Benefit Street Partners to allocate a greater percentage of an investment opportunity to us or such Other BSP Accounts, as the case may be.
Under certain circumstances, the Advisor may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of our prior investments, business or other reasons applicable to us, Other BSP Accounts, Benefit Street Partners or its affiliates.
Under certain circumstances, the Advisor may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of business, reputational or other reasons applicable to us, Other BSP Accounts, Benefit Street Partners or its affiliates. In addition, the Advisor may determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Advisor, or the investment is not appropriate for us for other reasons as determined by the Advisor. In any such case Benefit Street Partners could, thereafter, offer such opportunity to other parties, including Other BSP Accounts, portfolio entities, joint venture partners, related parties or third parties. Any such Other BSP Accounts may be advised by a different Benefit Street Partners business group with a different investment committee, which could determine an investment opportunity to be more attractive than the Advisor believes to be the case. In any event, there can be no assurance that the Advisor’s assessment will prove correct or that the performance of any investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. Benefit Street Partners, including its personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Advisor. In some cases, Benefit Street Partners earns greater fees when Other BSP Accounts participate alongside or instead of us in an investment.
The Advisor makes good faith determinations for allocation decisions based on expectations that may prove inaccurate. Information unavailable to the Advisor, or circumstances not foreseen by the Advisor at the time of allocation, may cause an investment opportunity to yield a different return than expected. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Benefit Street Partners is entitled to amend its policies and procedures at any time without prior notice or our consent.
To the extent we acquire investments through joint ventures with Other BSP Accounts, such investments will be allocated as described above, and we may be allocated interests in such joint ventures that are smaller than the interests of the Other BSP Accounts. Generally, we expect the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other BSP Accounts.
Benefit Street Partners may have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines in its sole discretion should be divided and allocated among us and Other BSP Accounts. Such allocations generally would be based on its assessment of the expected returns and risk profile of the portfolio and the assets therein. For example, some of the assets in a pool may have an opportunistic return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that Benefit Street Partners determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among Other BSP Accounts and us acquiring any of the assets, securities and instruments. Similarly, there will likely be circumstances in which we and Other BSP Accounts will sell assets in a single or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though Benefit Street Partners could determine such allocation of value is not accurate and should not be relied upon. Benefit Street Partners will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third party valuation reports. Regardless of the methodology for allocating value, Benefit Street Partners will have conflicting duties to us and Other BSP Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives Benefit Street Partners has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that our investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other BSP Accounts.
Benefit Street Partners may raise or manage Other BSP Accounts which could result in the reallocation of Benefit Street Partners personnel and the direction of potential investments to such Other BSP Accounts.
Benefit Street Partners reserves the right to raise and/or manage Other BSP Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities or investment funds that may have the same or similar investment objectives or guidelines as us, investment funds formed for specific geographical areas or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “—Certain Other BSP Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, we expect that there will be overlap of real estate debt and real estate-related debt and equity securities investment opportunities with certain Other BSP Accounts that are actively investing and similar overlap with future Other BSP Accounts. The closing of an Other BSP Account could result in the reallocation of Benefit Street Partners personnel, including reallocation of existing real estate professionals, to such Other BSP Account. In addition, potential investments that may be suitable for us may be directed toward such Other BSP Account.

Benefit Street Partners’ potential involvement in financing a third party’s purchase of assets from us could lead to potential or actual conflicts of interest.
We may from time to time dispose of all or a portion of an investment by way of a third-party purchaser’s bid where Benefit Street Partners or one or more Other BSP Accounts is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This may include the circumstance where Benefit Street Partners or one or more Other BSP Accounts is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from us. Such involvement of Benefit Street Partners or one or more Other BSP Accounts as such a provider of debt financing in connection with the potential acquisition of portfolio investments by third parties from us may give rise to potential or actual conflicts of interest.
Certain principals and employees may be involved in and have a greater financial interest in the performance of other Benefit Street Partners funds or accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.
Certain of the principals and employees of the Advisor may be subject to a variety of conflicts of interest relating to their responsibilities to us and the management of our portfolio. Such individuals may serve in an advisory capacity to other managed accounts or investment vehicles, as members of an investment or advisory committee or a Board of Trustees (or similar such capacity) for one or more investment funds, corporations, foundations or other organizations. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to us. The other managed accounts and investment funds in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain principals and employees of the Advisor may have a greater financial interest in the performance of such other funds or accounts than our performance. Such involvement may create conflicts of interest in making investments on our behalf and such other funds and accounts. Such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to us and such organizations.
The Advisor may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Advisor or Benefit Street Partners on more favorable terms than those payable by us.
Certain advisors and other service providers or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents and investment or commercial banking firms) that provide goods or services to us, Benefit Street Partners or certain entities in which we have an investment may also provide goods or services to or have business, personal, financial or other relationships with Benefit Street Partners and its other businesses. Such advisors and service providers may be investors in us, affiliates of the Advisor, sources of investment opportunities or co-investors or commercial counterparties or entities in which Benefit Street Partners or Other BSP Accounts have an investment, and payments by us may indirectly benefit Street Partners or such Other BSP Accounts. Additionally, certain employees of the Advisor may have family members or relatives employed by such advisors and service providers. The Advisor or its affiliates may also provide administrative services to us. These relationships may influence us and the Advisor in deciding whether to select or recommend such a service provider to perform services for us or a portfolio property (the cost of which will generally be borne directly or indirectly by us or such portfolio property, as applicable).
It is expected that certain Benefit Street Partners affiliates will also provide other services in respect of our investments from time to time, including, but not limited to administrative corporate services. Employees of these affiliates may also act as our executive officers and may also receive performance-based compensation in respect of our investments. The fees and expenses of such Benefit Street Partners-affiliated service providers (and, if applicable, their employees) are borne by our investments which could harm our investment return. While Benefit Street Partners believes that any such affiliated service providers, when engaged, generally provide (or will provide) services at rates equal to or better than those provided by third parties (even in jurisdictions where insurance rates are statutorily determined), there is an inherent conflict of interest that may incentivize Benefit Street Partners to engage its affiliated service provider over a third party.
Notwithstanding the foregoing, transactions relating to our real estate debt and real estate-related debt and equity securities that require the use of a service provider generally are allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Advisor believes to be of benefit to us. Service providers or their affiliates often charge different rates or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by us are different from those used by Benefit Street Partners and its affiliates, the Advisor or its affiliates may pay different amounts or rates than those paid by us. However, the Advisor and its affiliates have a longstanding practice of not entering into any arrangements with service providers that could provide for lower rates or discounts than those available to us, or other Benefit Street Partners investment vehicles for the same services.

The personnel of the Advisor may trade in securities for their own accounts, subject to restrictions applicable to Benefit Street Partners personnel.
The officers, trustees, members, managers and employees of the Advisor may trade in securities for their own accounts, subject to restrictions and reporting requirements as may be required by law and Benefit Street Partners policies, or otherwise determined from time to time by the Advisor. Such personal securities transactions and investments could, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.
Risks Related to Our REIT Status and Certain Other Tax Items
Our failure to qualify as a REIT in any taxable year would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our shareholders.
We have elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2024 and intend to qualify annually thereafter. We do not intend to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify to be taxed as a REIT. The U.S. federal income tax laws governing REITs are complex. Judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we will qualify as a REIT as long as our Board of Trustees determines it is in our best interest, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.
If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax and applicable state and local income tax on our taxable income at regular corporate income tax rates, and distributions to our shareholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our REIT taxable income to our shareholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to be taxed as a REIT until the fifth calendar year following the year in which we failed to qualify.
Qualifying as a REIT involves highly technical and complex provisions of the Code.
Qualification as a REIT involves the application of highly technical and complex Code provisions and the Treasury regulations promulgated thereunder for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.
Our Board of Trustees is authorized to revoke our REIT election without shareholder approval, which may cause adverse consequences to our shareholders.
Our Declaration of Trust authorizes our Board of Trustees to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our Board of Trustees has duties to us and our shareholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our shareholders, which may cause a reduction in the total return to our shareholders.
Ordinary dividends paid by REITs generally do not qualify for the reduced tax rates applicable to “qualified dividend income.”
Dividends paid by C corporations to domestic shareholders that are individuals, trusts and estates currently are generally taxed at a maximum federal income tax rate of 20% as qualified dividend income. Dividends payable by REITs, however, are generally not eligible for the reduced rates applicable to qualified dividend income, except to the extent designated as capital gain dividends or qualified dividend income. The more favorable rates currently applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in shares of non-REIT corporations that pay dividends, even taking into account the deduction of up to 20% of qualified REIT dividends received by non-corporate U.S. shareholders in taxable years beginning before January 1, 2026.
Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our shareholders.
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
Our taxable income may substantially exceed our net income as determined based on GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income on mortgage loans, mortgage-backed securities and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower either directly or indirectly. As a result of amendments to a debt investment, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to the amendments. We may be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payments on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our shareholders. We generally will be required to take certain amounts into income no later than the time they are reflected on certain financial statements. We may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirement in certain circumstances.
In such circumstances, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be applied to make investments or repay debt or (iv) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirement. Thus, compliance with the REIT distribution requirement may hinder our ability to grow, which could adversely affect the value of our Common Shares. We may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.
The ownership limits that apply to REITs, as prescribed by the Code and by our Declaration of Trust, may restrict our business combination opportunities.
In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to be taxed as a REIT. Additionally, 100 or more persons must beneficially own our shares during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Our Declaration of Trust, with certain exceptions, authorizes our Board of Trustees to take such actions as are necessary or appropriate to preserve our qualification as a REIT. Our Declaration of Trust also provides that, unless exempted by our Board of Trustees prospectively or retroactively, no person may own more than 9.9% by value or number of shares, whichever is more restrictive, of our outstanding Common Shares or 9.9% in value or number of shares, whichever is more restrictive, of the outstanding shares of all classes and series. Our Board of Trustees may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, prospectively or retroactively, waive the ownership limits or establish a different limit on ownership, or excepted holder limit, for a particular shareholder if the shareholder’s ownership in excess of the ownership limits would not result in our being “closely held” under Section 856(h) of the Code or otherwise failing to qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control of our Company that might involve a premium price for our Common Shares or otherwise be in the best interest of our shareholders.
Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.
Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes. In addition, any domestic TRSs we own will be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a

100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including domestic TRSs. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our shareholders.
Complying with REIT requirements may cause us to forego otherwise attractive investment opportunities or financing or hedging strategies.
Any income from a hedging transaction we enter into (1) in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in the Treasury regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, (2) primarily to manage risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests (as discussed further below), or (3) to hedge existing hedging transactions after all or part of the hedged indebtedness or property has been disposed of, which is clearly identified as such before the close of the day on which it was acquired, originated, or entered into, will not constitute gross income for purposes of the 75% or 95% gross income tests. Our annual gross income from non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income (excluding for this purpose, gross income from qualified hedges). In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income (excluding for this purpose, gross income from qualified hedges). As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise not want to bear. We may even be required to altogether forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our investment performance.
Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments.
To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities, as well as shares of another REIT. The remainder of our investment in securities (other than government securities, qualified real estate assets or securities of a TRS of ours) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. The 10% value asset test does not apply to “straight debt” securities. Debt will generally be treated as “straight debt” for these purposes if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets or securities of a TRS of ours) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by stock and securities of one or more TRSs, and no more than 25% of the value of our total assets can be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.
We may choose to pay dividends in the form of our own shares, in which case our shareholders may be required to pay income taxes in excess of the cash dividends received.
We may distribute taxable dividends that are payable in cash or our shares. Shareholders (that are not otherwise exempt from U.S. federal income tax) receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the taxes imposed with respect to such dividend income, depending on the NAV per share of our Common Shares at the time of the sale. In addition, in such case, a U.S. shareholder could have a capital loss with respect to the shares sold that could not be used to offset such dividend income.
Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares.

Characterization of any repurchase agreements we enter into to finance our portfolio assets as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.
We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we intend to invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.
The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.
We may originate or acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may originate or acquire mezzanine loans that may not meet all of the requirements for reliance on this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.
We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.
We may acquire interests in debt instruments in the secondary market for less than their face amount. The discount at which such interests in debt instruments are acquired may reflect doubts about the ultimate collectability of the underlying loans rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. Payments on certain debt instruments may be made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions in a subsequent taxable year.
Similarly, some of the securities that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such securities will be made. If such securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.
Finally, in the event that any debt instruments or other securities acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at their stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.
Due to each of these potential timing differences between income recognition or expense deduction and the related cash receipts or disbursements, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other actions to satisfy the REIT distribution requirements.
Certain financing activities may subject us to U.S. federal income tax and could have negative tax consequences for our shareholders.
We may enter into financing transactions that could result in us or a portion of our assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. If we were to enter into such a transaction, we would be taxed at the highest U.S. federal corporate income tax rate on a portion of the income, referred to as “excess inclusion income,” that is allocable to shareholders that are “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that Common Shares owned by “disqualified organizations” are held in record name by a broker-dealer or other nominee, the broker-dealer or other nominee would be liable for the U.S. federal corporate level tax on the portion of our excess inclusion income allocable to the Common Shares held by the broker-dealer or other nominee on behalf of the “disqualified organizations.” A regulated investment company (“RIC”) or other pass-through entity owning our Common Shares in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations.
In addition, if we realize excess inclusion income, our shareholders will be subject to special tax rules with respect to their allocable shares of our excess inclusion income. For example, excess inclusion income cannot be offset by net operating losses of our shareholders. If a shareholder is a tax-exempt entity and not a disqualified organization, excess inclusion income is fully taxable as unrelated business taxable income. If a shareholder is a non-U.S. person, excess inclusion income would be subject to a 30% withholding tax without any reduction or exemption pursuant to any otherwise applicable income tax treaty. If the shareholder is a REIT, RIC, common trust fund or other pass-through entity, their allocable share of our excess inclusion income could be considered excess inclusion income of such entity.
Distributions or gain on sale may be treated as unrelated business taxable income to U.S. tax-exempt investors in certain circumstances.
If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools and the allocation of “excess inclusion income”, (2) we are a “pension-held REIT,” (3) a U.S. tax-exempt shareholder has incurred debt to purchase or hold our Common Shares, or (4) any residual real estate mortgage investment conduit (“REMIC”) interests we hold or any of our qualified REIT subsidiaries that is treated as a taxable mortgage pool generate “excess inclusion income,” then a portion of the distributions to a U.S. tax-exempt shareholder and, in the case of condition (3), gains realized on the sale of Common Shares by such tax-exempt shareholder, may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax unless a safe harbor exception applies. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our securitization transactions, even though such sales or structures might otherwise be beneficial for us.
Liquidation of our assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our portfolio assets to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets in transactions that are considered to be prohibited transactions.
Our ownership of, and relationship with, any TRS which we may form or acquire will be subject to limitations, and a failure to comply with the limitations could jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS, directly or indirectly, owns more than 35% of the voting power or value of the stock will in turn automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay U.S. federal, state and local income tax at the relevant corporate income tax rates on any income that it earns, and there is no requirement that a TRS make a distribution of its taxable income to the parent REIT. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
Although we plan to monitor our investments in TRSs (if any), there can be no assurance that we will be able to comply with the 20% limitation or avoid the application of the 100% excise tax, each as discussed above.
Investments in certain financial assets will not qualify as “real estate assets” or generate “qualifying income” for purposes of the 75% real estate asset and gross income qualification requirements and, as a result, our ability to make such investments will be limited.
To qualify as a REIT for U.S. federal income tax purposes, we must comply with certain asset and gross income qualification requirements. Because of these REIT qualification requirements, our ability to acquire certain financial assets such as asset-backed securities, or ABS, will be limited, or we may be required to make such investments through a TRS. In the event that we were to make such an investment through a domestic TRS, any income or gain from such ABS would generally be subject to U.S. federal, state and local corporate income tax, which may reduce the cash flow generated by us and our subsidiaries in the aggregate, and our ability to make distributions to our shareholders. Our ability to make such investments through a TRS is limited, however, because of the REIT qualification requirement that no more than 20% of the value of our total assets can be comprised of stock and securities held by us in TRSs, and that 75% of our gross income must come from certain specified real estate sources.
Legislative, regulatory or administrative changes could adversely affect us, our shareholders or our borrowers.
Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us, our shareholders or our borrowers.
Further changes to the tax laws are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time. There can be no assurance that future tax law changes will not increase income tax rates, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance or the tax impact to a shareholder of an investment in our Common Shares.
Investors are urged to consult with their tax advisor with respect to the impact of any regulatory or administrative developments and proposals and their potential effect on an investment in our Common Shares.
Restrictions on the deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.
Rules enacted as part of the Tax Cut and Jobs Act of 2017 may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income”. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
Foreclosures may impact our ability to qualify as a REIT and minimize tax liabilities.
If we foreclose, or consider foreclosing, on properties securing defaulted loans that we hold, we will have to consider the impact that taking ownership of such properties would have on our ability to continue to qualify to be taxed as a REIT and any tax liabilities attributable thereto if we continue to qualify as a REIT. In certain cases, the operation of real property will not generate qualifying rents from real property for purposes of the gross income tests, e.g., income from operation of a hotel. In certain circumstances, we will be able to make an election with the IRS to treat property we take possession of in a foreclosure as “foreclosure property.” If, and for so long as, such property qualifies as “foreclosure property,” income therefrom is treated as qualifying income for purposes of both gross income tests and gain from the sale of such property will not be subject to the 100% prohibited transaction tax for dealer sales, regardless of our how short our holding period in such property is when we sell such property or other dealer sales considerations. On the other hand, net income with respect to a property for which we’ve made a foreclosure property election that would not otherwise be qualifying income for purposes of the gross income tests will be taxed at the highest U.S. federal corporate income tax rate. In certain circumstances, the IRS might argue that a particular property did not qualify for a foreclosure property election or that its status as foreclosure property terminated while we believed it continued to qualify, possibly causing us to fail one or both gross income tests or causing any gain from the sale of such property to be subject to the prohibited transaction tax.
Risks Related to Our BDC Status
Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital.
We may issue debt securities or preferred shares and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. As a BDC, we currently are required to meet an asset coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred share we may issue in the future, of at least 150%. This means that for every $100 of net assets, we may raise $200 from senior securities, such as borrowings or issuing preferred shares. If this ratio declines below 150%, the contractual arrangements governing these securities may require us to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
BDCs may issue and sell common shares at a price below net asset value per share only in limited circumstances, one of which is during the one-year period after shareholder approval. Although we currently do not have such authority, we may in the future seek to receive such authority on terms and conditions set forth in the corresponding proxy statement. There is no assurance such approvals will be obtained.
In the event we sell, or otherwise issue, our Common Shares at a price below net asset value per share, existing shareholders will experience net asset value dilution and the investors who acquire shares in such offering may thereafter experience the same type of dilution from subsequent offerings at a discount. For example, if we sell an additional 10% of our Common Shares at a 5% discount from net asset value, a shareholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value.
In addition to issuing securities to raise capital as described above, we may in the future securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect would be willing to accept a substantially lower interest rate than the loans earn. If we choose to do so, we will comply with Section 61 of the 1940 and treat the subsidiary’s debt as our own for purposes of such section. If the subsidiary has an investment adviser, we will ensure such adviser complies with Section 15 of the 1940 Act as if it were an investment adviser to the Company pursuant to Section 2(a)(20) of the 1940 Act. We will ensure that the subsidiary complies with Sections 17 and 57 of the 1940 Act and will identify the subsidiary’s custodian, if any exists. We do not currently intend to create or acquire primary control of any entity which primarily engages in investment activities in securities or other assets, other than wholly-owned subsidiaries of the Company. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses.
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In August 2022, Rule 18f-4 under the 1940 Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions), became effective. Under the new rule, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief that, at the time it enters into such an agreement, it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We currently operate as a “limited derivatives user” which may limit our ability to use derivatives and/or enter into certain other financial contracts. Based on our anticipated use of derivatives primarily for interest rate hedging purposes, we expect to qualify as a limited derivatives user under the rule. However, we cannot assure investors that we will be treated as a limited derivatives user or that our approach to our use of derivatives will not change.
Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
As a BDC, we are required to carry our investments at the fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, our Board of Trustees. Decreases in the fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the fair value of our investments will reduce our NAV.
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our investment strategy.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of its total assets are qualifying assets.
The Advisor believes that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what the Advisor believes to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of its assets in qualifying assets, or if the SEC disagrees with the Advisor’s analysis that the targeted assets constitute “eligible portfolio companies” under the 1940 Act, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of its position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we must dispose of such investments quickly, it could be difficult to do so on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.
General Risk Factors
The past performance of the Advisor’s senior management is not a predictor of our future results.
Neither the track record of the senior management of the Advisor nor the performance of the Advisor will imply or predict (directly or indirectly) any level of our future performance. Our performance is dependent upon future events and is, therefore, inherently uncertain. Past performance cannot be relied upon to predict future events due to a variety of factors, including, without limitation, varying business strategies, different local and national economic circumstances, different supply and demand characteristics, varying degrees of competition and varying circumstances pertaining to the real estate capital markets.
There can be no assurances that the U.S. or global financial systems will remain stable, and the occurrence of another significant credit market disruption may negatively impact our ability to dispose of any commercial mortgage loans that we originate or acquire, which could materially and adversely affect our performance.
The global financial markets experienced significant disruptions in 2008 and 2009, during which time the global credit markets collapsed, borrowers defaulted on their loans, and banks and other lending institutions suffered heavy losses. During that period, many lenders were forced to hold commercial mortgage loans for extended periods of time and were not able to find alternative financing sources for these loans. During the second half of 2011, volatility in the financial markets resulting from the European sovereign debt crisis, U.S. debt ceiling crisis and U.S. government credit downgrade caused certain market participants to curtail their CMBS lending activities. The COVID-19 pandemic resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. Participants in these markets received margin calls from their lenders as a result of the decline in the market value of the assets pledged to their lenders under repurchase agreements and warehouse credit facilities. Instability in the financial markets in the future could be caused by any number of factors beyond our control, including, without limitation, pandemics, terrorist attacks or other acts of war and adverse changes in international or national economic and market conditions. Any instability in the U.S. or global financial system or the occurrence of another significant credit market disruption in the future could reduce our ability to dispose of commercial mortgage loans that we originate or acquire and instead require that we hold these assets for an extended period of time and to seek alternative sources of financing, which may be less attractive, if available at all, which could materially and adversely affect our performance.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, natural disasters, or pandemics, or changes in laws and trade barriers.
Recent economic and market conditions reflect increased levels of economic uncertainty, including as a result of increased competition, inflation and elevated interest rates. These factors may affect the level and volatility of prices and the liquidity of our investments. The public markets are currently experiencing significant volatility and many observers believe a global economic downturn or recession is possible. The extent and duration of such volatility, to the real estate industry and global markets as a whole, is currently unknown. For this reason, valuations in this environment are subject to heightened uncertainty and subject to numerous subjective judgments, any or all of which could turn out to be incorrect. In addition, a general economic slowdown, or business disruptions, such as due to pandemics or natural disasters, could lead to a delay or slowing of economic activity generally or in specific areas, and could adversely impact our ability to find attractive opportunities, lead to an increase in refinancing or borrower defaults, or an increase in borrowers seeking to negotiate more advantageous terms. In addition, particular borrowers or collateral may be more likely to be adversely impacted by certain types of events. For example, during the Covi-19 pandemic, governments sought to limit travel or large gatherings, and borrowers in the travel, hotel or similar industries were particularly adversely impacted. Certain other industries, such as certain retailers were also adversely impacted. Certain events, such as natural disasters may have regional impacts on borrowers located in such areas. Furthermore, while borrower revenue may be adversely impacted, such events could adversely impact borrowers and their ability to repay loans to us in other ways, such as impacting their workforce availability, cause closures, impact supply chains, or increase health care costs or other costs and expenses. Prolonged uncertainty may decrease demand in the longer terms and economic uncertainty or slowing can adversely impact our returns. Volatility or illiquidity could impair our profitability or result in losses. These factors also may affect the availability or cost of leverage, which may result in lower returns. To the extent any of these events occur, our performance results could be adversely affected.
Additionally, the ongoing market volatility and uncertainty could also adversely affect our operations. A counterparty to the Company or to a company in which the Company has invested may be relieved of its obligations under certain contracts to which it is a party, or, if it is determined not to have occurred, the Company and its investments may be required to meet their contractual obligations, despite potential constraints on their operations, liquidity and/or financial stability. Market volatility and uncertainty could also increase the risk of investors defaulting on their capital commitments or increase the number of investors requesting to transfer their interests to third parties. In addition, any new outbreak or reemergence of pandemics is likely to cause ongoing material adverse effects across many, if not all, aspects of the global economy. Any outbreak or reemergence of a pandemic is likely to affect the ability of the Advisor to operate effectively, including the ability of personnel to carry out our investment strategy and objective. The full effects, duration and costs of any pandemic are impossible to predict and could cause material adverse effects to us.
Insurance on loans and real estate-related securities collateral may not cover all losses.
There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding nonperformance of or loss on our investment related to such property.
We rely upon the accuracy and completeness of information about borrowers, lenders and other counterparties and any misrepresented information or fraud could result in significant financial losses and harm to our reputation.
We will rely on the accuracy and completeness of information about borrowers, lenders and other counterparties, and we may use proprietary and third-party tools and safeguards to detect and prevent fraud. We are unable, however, to prevent every instance of fraud that may be engaged in by our borrowers, lenders and other counterparties, and any borrower, lender and other counterparty that misrepresents facts about a loan, including the information contained in the loan application, property valuation, title information and documentation submitted with the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or closing of the loan, the value of the loan could be significantly lower than expected, resulting in a loan being approved in circumstances where it would not have been had we been provided with accurate data. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold before detection of the misrepresentation. The controls and processes that we use to help us identify misrepresented information in our loan origination operations and in other deals with lenders and counterparties were designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately. Accordingly, such controls may fail to detect all misrepresented information in our operations.
High profile fraudulent activity also could negatively impact our brand and reputation, which could impact our business. In addition, certain fraudulent activity could lead to regulatory intervention and/or increased oversight, which could increase our costs and negatively impact our business.
Our business may be adversely affected by the impact on the financial markets due to bank failures.
Bank failures in the United States and elsewhere could have far-reaching effects on the U.S. and other financial markets, including widespread failures of financial institutions, limited availability of credit, counterparty credit risks and adverse effects on issuers of debt and equity and other assets in which we invest and other instruments to which we have exposure, as well as the broader economy. Any or all of these developments may have a material adverse effect on us; for example, fluctuations in the market prices of securities and/or interest rates may adversely affect the value of our portfolio and/or increase the inherent risks associated with an investment in real estate-related assets. The ability of assets securing our investments to refinance may depend on their ability to obtain additional financing. Any deterioration of the global debt markets or the credit ratings of certain investors (including, without limitation, sovereign nations), any possible future failures of certain financial services companies or a significant rise in interest rates, taxes or market perception of counterparty default risk will likely significantly reduce investor demand for Company-level financing and similar types of liquidity for investment grade, high-yield, and senior and other types of bank debt. This, in turn, is likely to result in some potential lenders being unable or unwilling to finance new investments, to provide working capital or to provide financing for other purposes permitted under the Investment Advisory Agreement or to be willing to provide such financing only on terms less favorable than those that had been available in the past. While disruption in the capital markets could enhance our ability to originate or acquire debt investments on attractive terms, a component of our investment strategy rests on our ability to obtain financing for our investments and operations on terms accretive to our investment strategy. A lack of such financing would adversely affect our ability to achieve our investment objectives.

Sustainability risks may have a greater impact on us than that assessed by the Advisor.
We may be affected by the impact of a number of sustainability factors, also referred to as ESG factors, on real estate assets securing or related to loans originated by us or other investments in which we participate (“sustainability risks”). The reach of sustainability themes may be broad and this subsection is therefore not an exhaustive list of all risks related to ESG factors which could have a negative impact (whether or not material) on the value of an underlying or related real estate asset and therefore adversely impact our returns.
The real estate assets securing or related to our loans and investments may be negatively affected by the exposure to physical climate events such as droughts, famines, floods, storms, fires and exposure to extreme temperatures; although a number of these risks may be insurable, it is not guaranteed that the insurance coverage may in all cases be adequate and losses connected to these events may be material. In addition, the actions taken on the real estate assets securing or related to our loans to improve such real estate asset’s environmental resilience and greenhouse gas emission footprint, including but not limited to actions aimed at improving a building’s energy use efficiency, deployment of clean energy generation and consumption equipment, actions aimed at reducing waste and water use, typically impose significant short-term costs. Similarly, social initiatives and the adherence to high governance standards, for example in the areas of transparency, corporate governance, management of conflicts of interest and fair remuneration principles, accounting and reporting of greenhouse gas emissions traced back to the construction and operation of assets secured by our loans and investments, may require material investments and effort where economic returns may be uncertain. Any decrease in value or significant costs and investments affecting the assets securing or related to loans originated by us or in which we invest may result in a borrower’s default or inability to pay amounts due on a loan, which would, in turn, adversely impact our returns.
Prospective investors should consider the adverse impacts that our investments may have on sustainability themes: the failure to support assets that advance sustainability themes and/or mitigate material physical climate and transition risks, may result in a number of negative fallouts ranging from reputational damages and, in some circumstances, fines and direct economic consequences from ESG related regulatory requirements that range from energy performance standards to mandatory disclosure.
We may also be negatively impacted (e.g., from a reputational point of view) if we do business with parties who fail to meet key ESG targets or make misleading statements with respect to ESG related objectives. In the event a counter-party of ours, or the real estate securing an investment of ours, uses manipulation or misinformation to bolster its ESG claims, we could be negatively impacted through no fault of our own.
Shareholders may differ in their views of whether or how ESG matters should be addressed and, as a result, we may invest in, or manage, our investments in a manner that does not reflect the beliefs and values of any particular investor which may be perceived negatively by at least some shareholders and adversely impact our reputation and business. Anti-ESG sentiment has gained some momentum across the United States, with several states having enacted or proposed “anti-ESG” policies or legislation, or issued related legal opinions. If we do not successfully manage ESG-related expectations across these varied shareholder interests, it could erode shareholder trust, impact our reputation, and constrain our acquisition and capital raising opportunities.
In considering investment opportunities and making ongoing decisions with respect to our investments, including decisions relating to follow-on investments, the Advisor may consider certain ESG factors. We may forego particular investments that do not meet certain ESG criteria or present material ESG risk that we may otherwise have made if we were seeking to make investments solely on the basis of financial returns. Further, it is possible that our investments are unable to obtain or realize the intended ESG outcomes.
Climate change and new climate change-related regulations intended to control its impact may affect the value of the real estate assets securing or related to loans we originated or in which we invest and may enhance our disclosure obligations, which could negatively affect us and materially increase the regulatory burden and cost of compliance. We and the Advisor cannot predict the long-term impacts on real estate assets from climate change or related regulations. Laws enacted to mitigate climate change could increase energy costs, could make some buildings of property owners obsolete or cause such owners to make material investments in their properties to meet existing and newly created greenhouse gas emission benchmarks or energy performance standards, which could materially and adversely affect the value of older properties underlying or relating to our investments. Climate change may also have indirect effects on property owners by increasing the cost of (or making unavailable) property insurance. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes or tenant preferences for “green” buildings, may cause property owners to incur additional costs when renovating older properties. Any decrease in value or significant costs and investments affecting the assets securing or related to loans originated by us or in which we invest may result in a borrower’s default or inability to pay amounts due on a loan, which would, in turn, adversely impact our returns. There can be no assurance that climate change will not have a material adverse effect on our assets, operations or business.
There can be no guarantee that the actual impact of the sustainability factors on our returns will not be materially greater than the impact assessed or expected by the Advisor.

Failure to identify and exclude bad actors could disqualify us from relying on certain rules on which we rely.
We are offering Common Shares in a private offering, not registered under the Securities Act, or any other securities laws, including state securities or blue sky laws. Our Common Shares are offered in reliance upon the exemption from registration thereunder provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. If certain persons and entities involved with the offering of the Common Shares, including any shareholder holding (20%) or more of a fund’s outstanding voting equity securities, are or have been subject to certain criminal convictions, SEC disciplinary orders, court injunctions or similar adverse events (collectively, “bad act determinations”), then in certain instances we may be disqualified from relying upon Rule 506. There is no assurance that efforts to exercise reasonable care to identify and exclude bad actors from participating in the offering will be deemed to be sufficient to comply with these requirements. If we were disqualified from relying upon the exemption from registration provided in Rule 506, there may not be another exemption from registration available under the Securities Act and, consequently, we may not have an exemption from registration under any state securities or blue sky laws. If these exemptions from registration were unavailable, then we may be subject to, and incur significant costs related to, enforcement actions and rescission rights may be available to the shareholders, which if exercised, may require us to liquidate assets earlier and on less advantageous terms than were anticipated at underwriting and/or may cause us to have a more limited amount of capital available for investment, impairing our ability to assemble, manage, retain and harvest a complete and balanced portfolio.
Economic sanction laws may restrict our ability to make certain investments, and any determination of a violation of economic sanction laws may have an adverse impact on our financial condition and operations.
Economic sanction laws in the United States and other jurisdictions may prohibit the Advisor, its professionals and us from transacting with or in certain countries and with certain individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. These types of sanctions may restrict our investment activities.
In some countries, there is a greater acceptance than in the United States of government involvement in commercial activities, and of corruption. We, the Advisor and its professionals are committed to complying with the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, we may be materially and adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for us to act successfully on investment opportunities and for investments to obtain or retain business.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. While the Advisor has developed and implemented policies and procedures designed to ensure strict compliance by it and its personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. In addition, in spite of the Advisor’s policies and procedures, issuers and their affiliates, particularly in cases where we or another Benefit Street Partners-sponsored fund or vehicle does not control such issuer, may engage in activities that could result in FCPA violations. Any determination that Benefit Street Partners has violated the FCPA or other applicable anti-corruption laws or anti-bribery laws could subject Benefit Street Partners to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could materially and adversely affect Benefit Street Partners’ business prospects and/or financial position, as well as our ability to achieve our investment objectives and/or conduct our operations.
If we cease to be eligible for an exemption from regulation as a commodity pool operator, our compliance expenses could increase substantially.
Our Advisor has filed or intends to file with the National Futures Association a notice of exclusion from registration with the CFTC as a commodity pool operator (“CPO”) pursuant to CFTC Rule 4.5. CFTC Rule 4.5 relieves our Advisor from registering with the CFTC as the CPO of us, so long as we:
• continue to be regulated by the SEC as a BDC;
• confine our trading in CFTC-regulated derivatives within specified thresholds; and
• are not marketed to the public as a commodity pool or as a vehicle for trading in CFTC-regulated derivatives.

If we were unable to satisfy the conditions of CFTC Rule 4.5 in the future, our Advisor may be subject to registration with the CFTC as a CPO, unless it can rely on a different exclusion, exemption or no-action relief. Registered CPOs must comply with numerous substantive regulations related to disclosure, reporting and recordkeeping, and are required to become members of the NFA, and be subject to the NFA’s rules and bylaws. Compliance with these additional registration and regulatory requirements could increase our expenses and impact performance.
Political changes may affect the real estate-related securities markets.
The current regulatory environment in the United States may be impacted by future legislative developments. President Trump’s election, for a term which commenced in January 2025, coupled with Republican control of the Senate and the House of Representatives (albeit by narrow margins) could lead to new legislative and regulatory initiatives or the roll-back of initiatives of the previous presidential administration.
The outcome of congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Advisor and its affiliates, will operate. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. For example, the U.S. Department of the Treasury has issued a series of recommendations in several reports for streamlining banking regulation and changing key features of the Dodd-Frank Act and other measures taken by regulators following the 2008 financial crisis. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy or government entitlement programs could have a material adverse impact on us and our investments.
Litigation outcomes may have an adverse impact on us.
Our investment activities subject us to the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a company’s direction. We may also be subject to certain litigation and related risks associated with origination and servicing. Loan origination and servicing companies are routinely involved in legal proceedings concerning matters that arise in the ordinary course of their business. These legal proceedings range from actions involving a single plaintiff to class action lawsuits with potentially tens of thousands of class members. In addition, a number of participants in the loan origination and servicing industry (including control persons of industry participants) have been the subject of regulatory actions by state regulators, including state attorneys general, and by the federal government. Governmental investigations, examinations or regulatory actions, or private lawsuits, including purported class action lawsuits, may adversely affect such companies’ financial results. To the extent we seek to engage in origination and/or servicing directly, or have a financial interest in, or are otherwise affiliated with, an origination or servicing company, we will be subject to enhanced risks of litigation, regulatory actions and other proceedings. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by us and would reduce our net assets.
Public health crises have, and may in the future, adversely impact our business and the business of many of our borrowers.
Public health crises could have repercussions across domestic and global economies and financial markets. For example, the COVID-19 pandemic resulted in many governmental authorities imposing significant restrictions on businesses and individuals that triggered economic consequences, including high unemployment, later, then high inflation, that resulted in challenging operating conditions for many businesses, particularly in the retail (including restaurants), office and hospitality sectors. These actions directly and indirectly adversely effected the financing markets as well and resulted in margin calls from our lenders, which we satisfied.
The extent to which pandemics and similar health crises impact our or our borrowers’ operations will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the events, treatment developments and government responses to the events. The inability of our borrowers to meet their loan obligations and/or borrowers filing for bankruptcy protection as a result of these events would reduce our cash flows, which would impact our ability to pay dividends to our shareholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Management and Board of Trustees Oversight
Our Board of Trustees oversees risk management for the Company, including through its approval of the investment policy and other policies of the Company and its oversight of the Advisor. For certain risks, our Board of Trustees has delegated oversight responsibilities to committees of our Board of Trustees. For example, the Nominating Committee assists our Board of Trustees with assessing risks associated with conflicts of interest. Cybersecurity risk management is integrated into this broader risk management framework. Our Board of Trustees has delegated to the Audit Committee oversight of management’s programs and policies to identify, assess, manage, mitigate and monitor significant business risks of the Company, including privacy, information technology and cybersecurity risks.
Information Technology and Cybersecurity Risks
We have no employees and rely on the Advisor, a wholly-owned subsidiary of Franklin Templeton, to manage our day-to-day operations pursuant to the Investment Advisory Agreement. Therefore, we rely heavily on Franklin Templeton’s information systems and its program for defending against and responding to cybersecurity threats and incidents. Franklin Templeton maintains a robust cybersecurity defense program, including a dedicated cybersecurity team led by its Chief Security Officer (“CISO”). The CISO, who reports directly to the Franklin Templeton Executive Vice President and Chief Risk and Transformation Officer, has 28 years of experience in the information technology and cybersecurity field and has been at Franklin Templeton for 12 years. In addition, the CISO provides regular briefings for our Board of Trustees and senior officers of the Company on cybersecurity matters, including on threats, events, and program enhancements. The Chief Compliance Officer of the Company also provides periodic updates to our Board of Trustees and senior officers of the Company on cybersecurity threats and material risks from cybersecurity threats with respect to the Company.
In the event of an incident which jeopardizes the confidentiality, integrity, or availability of the information technology systems the Advisor uses to provide services to us pursuant to the Investment Advisory Agreement, Franklin Templeton’s cybersecurity team utilizes a regularly updated cybersecurity incident response plan that was developed based on, and is periodically benchmarked to, applicable third-party cybersecurity standards and frameworks. Pursuant to that plan and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing the reporting obligations associated with the incident and performing post-incident analysis and program improvements. While the particular personnel assigned to an incident response team will depend on the particular facts and circumstances, the response team is led by the CISO or their delegee. In addition, senior officers of the Company have implemented a Company policy that supplements the Franklin Templeton incident response plan with respect to cybersecurity incidents that have or may impact the Company, including by impacting the Advisor’s ability to provide services to the Company pursuant to the Investment Advisory Agreement. Pursuant to this policy, the Advisor and Franklin Templeton are required to notify and update the Company’s senior officers and our Audit Committee with respect to certain matters related to cybersecurity incidents specified under the policy.
The Audit Committee oversees, on behalf of our Board of Trustees, the Company’s privacy, information technology and security and cybersecurity risk exposures, including (i) the potential impact of those exposures on the Company’s business, financial results, operations and reputation, (ii) the programs and steps implemented by management to monitor and mitigate any exposures, (iii) the Company’s information governance and information security policies and programs, and (iv) major legislative and regulatory developments that could materially impact the Company’s privacy, data security and cybersecurity risk exposure. On a quarterly basis, the CISO or their delegee report to our Board of Trustees or Audit Committee on information technology and cybersecurity matters, including a detailed threat assessment relating to information technology risks.
Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
The Franklin Templeton cybersecurity program focuses on (1) preventing and preparing for cybersecurity incidents, (2) detecting and analyzing cybersecurity incidents, and (3) containing, eradicating, recovering from and reporting cybersecurity events. The Company has a policy that supplements the Franklin Templeton cybersecurity incident response plan and addresses reporting and disclosure considerations related to a cybersecurity incident.
Prevention and Preparation
Franklin Templeton undertakes regular internal and external security audits and vulnerability assessments to reduce the risk of a cybersecurity incident and they implement business continuity, contingency and recovery plans to mitigate the impact of an incident. As part of these efforts, Franklin Templeton periodically engages consultants to conduct external reviews of its vulnerabilities, including penetration testing and compromise assessments. Franklin Templeton employs best practice identity and access management including broad adoption of multifactor authentication, geo-location blocking, behavior analytics and controls aligned to a zero trust model.

Franklin Templeton and the Advisor recognize that threat actors frequently target employees to gain unauthorized access to information systems. Therefore, a key element of their prevention efforts is employee training on their data privacy and cybersecurity procedures. For example, all new hires of Franklin Templeton and the Advisor receive mandatory privacy and information security training. In addition, current employees of the Advisor must complete mandatory annual cybersecurity and data trainings, which are supplemented by regular phishing and other cyber-related testing and trainings that the Advisor conducts throughout the year.
We recognize that third parties that provide information systems used by the Advisor to provide services to the Company can be subject to cybersecurity incidents that could impact the Company. To mitigate third party risk, Franklin Templeton maintains a vendor code of conduct, which is designed to require third party vendors to comply with our requirements for maintenance of passwords, as well as other confidentiality, security, and privacy procedures. All third party vendors must complete a cyber incident reporting questionnaire to ensure timely notification of any potential cybersecurity breaches. Third-party IT vendors are also subject to additional diligence requirements.
As discussed above, to support its preparedness, Franklin Templeton has an incident response plan that it regularly updates. In addition, Franklin Templeton performs regularly scheduled tabletop exercises and periodic drills at least once a year to test its incident response procedures, identify improvement opportunities and exercise team preparedness. Franklin Templeton also maintains cybersecurity insurance providing coverage for certain costs related to security failures and specified cybersecurity-related incidents that interrupt its network or networks of its vendors, in all cases up to specified limits and subject to certain exclusions.
Detection and Analysis
Cybersecurity incidents may be detected through a variety of means, which may include, but are not limited to, automated event-detection notifications or similar technologies which are monitored by the Franklin Templeton cyber defense team, notifications from employees, borrowers or service providers, and notifications from third party information technology system providers. Franklin Templeton also has a comprehensive threat intelligence program that performs proactive analyses leveraging internal, government and third party provided intelligence to identify and mitigate risks to the firm. Once a potential cybersecurity incident is identified, including a third party cybersecurity event, the incident response team designated pursuant to the Franklin Templeton incident response plan follows the procedures set forth in the plan to investigate the potential incident, including determining the nature of the event (e.g., ransomware or personal data breach) and assessing the severity of the event and sensitivity of any compromised data.
Containment, Eradication, Recovery, and Reporting
In the event of a cybersecurity incident, the Franklin Templeton incident response team is initially focused on containing the cybersecurity incident as quickly as possible consistent with the procedures in the incident response plan. Containment procedures may include off-lining systems, including by disconnecting network cable, utilizing network-management tools to isolate the host, altering the DNS entry of impact hosts, and coordinating with service providers.
Once a cybersecurity incident is contained the focus shifts to remediation. Eradication and recovery activities depend on the nature of the cybersecurity incident and may include rebuilding systems and/or hosts, replacing compromised files with clean versions, validation of files or data that may have been affected, and increased network monitoring or logging to identify recurring attacks.
Franklin Templeton has relationships with a number of third party service providers to assist with cybersecurity containment and remediation efforts, including a forensic investigation firm, a ransomware recovery vendor, a communications firm, and various law firms.
Following the conclusion of an incident, the Franklin Templeton incident response team will generally reassess the effectiveness of the cybersecurity program and incident response plan, make adjustments as appropriate and report to our senior management and Audit Committee on these matters.
Cybersecurity Risks
As of December 31, 2024, we are not aware of any material cybersecurity incidents that impacted the Company in the last three years. We and our Advisor routinely face risks of potential incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachments to emails, phishing attempts, extortion or other scams; however, we have been able to prevent or sufficiently mitigate harm from such risks. Although the Advisor and Franklin Templeton, on our behalf, make efforts to maintain the security and integrity of the information technology systems the Advisor uses on our behalf, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them are subject to the risk of a security incident or disruption, and there can be no assurances regarding our security efforts and measures or those of our third party providers. See “Item 1A–Risk Factors– Our business could suffer in the event our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.”
ITEM 2. PROPERTIES
Our headquarters are located at One Madison Avenue, Suite 1600, New York, NY 10010 and are provided by our Administrator. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2024, we were not subject to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our outstanding Common Shares are offered and sold in private offerings exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D promulgated thereunder and Regulation S. There is no public market for our Common Shares currently, nor can we give any assurance that one will develop.
Because our Common Shares are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Shareholders may not sell, assign, transfer or otherwise dispose of (a “Transfer”) any Common Shares unless (i) the Transfer is made in accordance with applicable securities laws and (ii) the Transfer is otherwise in compliance with the transfer restrictions set forth in our Declaration of Trust. No Transfer will be effectuated except by registration of the Transfer on the Company’s books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Common Shares and to execute such other instruments or certifications as are reasonably required by the Company. Accordingly, an investor must be willing to bear the economic risk of investment in the Common Shares until we are liquidated.
Holders
As of March 13, 2025, there were approximately 3 holders of record of our Common Shares.
Distributions
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
Our Board of Trustees declared a distribution of $13.2 million, or $0.97 per share, for the period from March 11, 2024 (date of inception) to December 31, 2024, which was paid in January 2025 to shareholders of record as of December 26, 2024. Our Board of Trustees intends to declare and pay distributions on a quarterly basis. We do not have a distribution reinvestment plan and expect to pay all distributions in cash. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our Board of Trustees.
We have not established limits on the amount of funds we may use from available sources to fund distributions. We may have distributions which could be characterized as a return of capital for tax purposes.
Unregistered Sales of Equity Securities
Except as previously reported by the Company on its Current Reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.
Overview
The Company is a non-diversified, externally managed closed-end management investment company focused on providing investors with access to a diversified portfolio comprised primarily of loans with equity upside investments in U.S. middle-market companies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a REIT under Subchapter M of the Code. We were formed as a Delaware statutory trust on March 11, 2024. As a BDC and a REIT, we must comply with certain regulatory requirements. See “Item 1. Business—Regulation as a Business Development Company” and “Item 1. Business—Certain U.S. Federal Income Tax Considerations.”
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
The Company seeks to invest in assets that will enable it to:
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
The Company intends to use its proceeds from its offering to finance the Company’s investment objectives. The Company’s investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE investments, focused on senior secured, CRE loans across a wide range of geography. The Company focuses its investments in the middle market, with loans in the range of $25 - $100 million, across a mix of asset classes, but maintains a focus on multi-family lending. To a lesser extent, the Company may invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, CMBS and CLOs
The Company is a fixed-term BDC, meaning it is an investment vehicle of defined duration. Following the initial closing, the Company has an Investment Period of 18 months during which it may invest capital commitments and reinvest proceeds in line with the Company’s investment strategy. The term of the Company shall not extend beyond the 4 year anniversary of the end of the Investment Period.
We are conducting a private offering of our Common Shares in reliance on an exemption from the registration requirements of the Securities Act to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Common Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). At the closing of any private placement, each investor will make a Capital Commitment to purchase Common Shares pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Shares up to the amount of their respective Capital Commitments each time we deliver the Drawdown Notice to the investors.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our real estate debt investments or real estate-related securities, other than those referred to in this Annual Report on Form 10-K.

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
Expenses
We bear all out-of-pocket costs and expenses of our operations and transactions, including, but not limited to:
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
•the Management Fees and Incentive Fees payable pursuant to the Investment Advisory Agreement;
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
The Expense Limitation Agreement shall be in effect during the term of the Company, unless and until the Board of Trustees approves its modification or termination.
Fee Waiver Agreement
Pursuant to the Fee Waiver Agreement, the Advisor irrevocably waived the Management Fee during the Term of the Company. The Advisor also waived any Incentive Fee for a period of 12 months after the initial closing of the Company’s private offering of Common Shares. Any waived fees are not subject to recoupment.
Portfolio, Investment Activity And Results Of Operations
As of December 31, 2024, the Company had investments in thirty-seven loans and three real estate securities across six industries. Based on fair value as of December 31, 2024, 99.3% of the Company’s loan portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 99.3% of the Company’s loan portfolio at fair value had an interest rate floor denoted in SOFR. The weighted average index floor across the Company’s floating-rate loan portfolio was approximately 3.47% as of December 31, 2024. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of December 31, 2024, the Company’s estimated weighted average total yield of investments in loans was 7.85%. Weighted average yields are based on interest rates as of December 31, 2024.

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
The distribution of the Company’s CRE loan portfolio on the Advisor’s Internal Risk Rating System is as follows (dollars in thousands):

December 31, 2024
Internal Performance Rating	Fair Value	Percentage of Total Investments	Number of Portfolio Companies
1	—	—%	—
2	813,864	100.0%	37
3	—	—%	—
4	—	—%	—
5	—	—%	—
Total	$813,864	100.0%	37
The following table shows the investment portfolio composition by industry grouping based on fair value at December 31, 2024 (dollars in thousands):

	At December 31, 2024
	Investments at Fair Value(1)	Percentage of Total Portfolio
Multifamily	$594,636	70.6%
Hospitality	133,367	15.8%
Industrial	50,452	6.0%
Mixed Use	48,871	5.8%
Self Storage	15,530	1.8%
Total	$842,856	100.0%
(1) Investments include real estate securities.

The below table presents a summary of changes in fair value of Level 3 assets by investment type (amounts in thousands):

	Senior Mortgage	Mezzanine	Total
Balance as of March 11, 2024	$—	$—	$—
Origination of Loans	799,659	21,682	821,341
Loan origination fees collected	(8,642)	(241)	(8,883)
Net (accretion) on investments	885	21	906
Net unrealized gains (losses)	7,758	137	7,895
Sales of real estate securities	—	(7,390)	(7,390)
Net realized gains (losses)	—	(5)	(5)
Balance as of December 31, 2024	$799,660	$14,204	$813,864

Consolidated Results Of Operations
The Company was formed on March 11, 2024 (date of inception), entered into an initial subscription agreement on June 7, 2024, and commenced investment operations on June 13, 2024. The following table represents our operating results (amounts in thousands):

For the period from March 11, 2024 (date of inception) to December 31, 2024
Total investment income	$23,270
Total expenses	16,814
Less: waivers	(7,590)
Net investment income	14,046
Net realized gain from investments	42
Change in unrealized appreciation from investments	7,972
Net increase in net assets resulting from operations	$22,060

Weighted Average Shares Outstanding	7,419,218
Net Investment Income per share (basic and diluted)	$1.89
Net increase in net assets resulting from operations per share (basic and diluted)(1)	$2.97
(1) The Company did not have any outstanding anti-dilutive instruments as of December 31, 2024.
Revenues
Revenues were as follows (amounts in thousands):

For the period from March 11, 2024 (date of inception) to December 31, 2024
Investment income:
From non-controlled, non-affiliated investments:
Interest income	$22,565
Fees and other income	705
Total investment income	$23,270
Total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was $842.9 million as of December 31, 2024 and, as of such date, all of the Company’s debt investments were income-producing.
Interest income on the loans the Company originates and the Company’s real estate securities is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2024, all of the Company’s investments were performing and current on their interest payments.
Change in Unrealized Appreciation from Investments
The change in unrealized appreciation from investments was driven by the mark-to-market of our investments to fair value from amortized cost.

Expenses
Expenses were as follows (amounts in thousands):

For the period from March 11, 2024 (date of inception) to December 31, 2024
Expenses:
Interest and debt fees	$8,958
Incentive fees	2,064
Management fees	1,372
Administration fees	1,607
Directors' fees	79
Organizational costs	585
Legal expenses	1,142
Other expenses	1,007
Total expenses	16,814
Less: waivers	(7,590)
Net expenses	$9,224
Interest and debt fees was driven by the Company’s repurchase agreements and amortization of deferred financing costs. Administration fees are derived from an agreed upon reimbursable amount based on employee time charged and allocated to the Company.
Organizational costs include expenses incurred in the Company’s initial formation and the Company’s offering of Common Shares. Other expenses include valuation, custody, sub-administration and other costs. Waivers include organizational costs and management and incentive fee waivers. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Investment Advisory Agreement; Administration Agreement” for a breakdown of the management and incentive fees waived during the period ended December 31, 2024.
Returns

For the period from March 11, 2024 (date of inception) to December 31, 2024
Per share data:
Net asset value, beginning of period	$—
Issuance of Common Shares	25.00
Increase in net assets from operations	2.39
Distributions	(0.97)
Net increase in net assets	1.42
Net asset value, end of period	$26.42
Shares outstanding at end of period	13,583,897
Total return(1)	9.55%
Total economic return(2)	16.68%

Net interest margin(3)	5.59%

Operating expense ratio(4)	3.07%
Waivers	(2.96)%
Net expense ratio(5)	0.10%
Net return(6)	5.48%
(1) Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period. Total return is for the period indicated and has not been annualized.

(2) The Company started originating loans after the capital call on June 20, 2024. From June 20, 2024 through the period ended December 31, 2024, the Company’s economic return was 16.68%. Total economic return is calculated before considering the effect of the Company’s distributions to shareholders.
(3) Net interest margin is calculated as the ratio of total investment income less interest and debt fees to average net assets attributable to Common Shares.
(4) Operating expense ratio is calculated as gross operating expenses to average net assets attributable to Common Shares.
(5) Net expense ratio is calculated as net operating expenses to average net assets attributable to Common Shares.
(6) Net return is also calculated as the ratio of net investment income to average net assets attributable to Common Shares.
Income Taxes
The Company has elected to be treated as a REIT under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to REITs. To qualify for tax treatment as a REIT, the Company must, among other things, distribute to the Company’s shareholders in each taxable year generally at least 90% of the sum of our Investment Company Taxable Income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain the Company’s tax treatment as a REIT, the Company, among other things, intends to make the requisite distributions to its shareholders, which generally relieve the Company from corporate-level U.S. federal income taxes. The Company did not record any tax provision in the current period.
Non-GAAP Financial Measures
Adjusted Distributable Earnings is a non-GAAP measure, which the Company defines as GAAP distributable earnings per the Consolidated Statement of Assets and Liabilities or the net increase in net assets resulting from operations per the Consolidated Statements of Operations (loss) adjusted for (i) net changes in unrealized (appreciation) depreciation and (ii) and other one time or non-recurring charges that not related to the Company’s core activities. The Company believes that Adjusted Distributable Earnings provides meaningful information to consider in addition to the disclosed GAAP results. The Company believes Adjusted Distributable Earnings is a useful financial metric for existing and potential future holders of its Common Shares, as it represents the basis for calculating taxable income and determining dividends. The Company considers dividends to be one of the principal reasons shareholders invest in its Common Shares. Adjusted Distributable Earnings does not represent net income (loss) and should not be considered an alternative to GAAP net income (loss). The methodology for calculating Adjusted Distributable Earnings may differ from that used by other companies and, as a result, may not be comparable to the Adjusted Distributable Earnings reported by similar companies.
The following table provides a reconciliation of GAAP metrics to Adjusted Distributable Earnings for the period from March 11, 2024 (date of inception) to December 31, 2024:

For the period from March 11, 2024 (date of inception) to December 31, 2024
Net increase in net assets resulting from operations	$22,060
Net change in unrealized (appreciation) depreciation	(7,972)
Adjusted distributable earnings as of December 31, 2024	$14,088
Financial Condition, Liquidity And Capital Resources
Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay distributions to our shareholders and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months and for the foreseeable future.
The Company generates cash from the net proceeds of offerings of its Common Shares, and from cash flows from interest and fees earned from its investments and principal repayments and proceeds from sales of its investments. The Company may also fund a portion of its investments through borrowings from banks and issuances of senior securities, including before the Company has fully invested the proceeds of any closing of the Company’s continuous private offering of its Common Shares. The Company’s primary use of cash will be investments in portfolio companies, payments of Company expenses and payment of cash distributions to shareholders.
The Company may seek to enter into bank debt, credit facility and/or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors. As of December 31, 2024 the Company had $501.2 million of borrowings outstanding, see“—Repurchase Agreements” below for more information.

Cash Equivalents
The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity such that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents. As of December 31, 2024, the Company had no cash equivalents.
Repurchase Agreements
On June 24, 2024, the Company’s wholly, consolidated subsidiary, FBRED BDC BB FLOAT, LLC (“Barclays SPV”), entered into a master repurchase agreement (“Barclays Agreement”), with the Barclays SPV as the seller, and Barclays Bank PLC as the purchaser. The aggregate commitments to purchase the loans under the Barclays Agreement are $250 million. Obligations under the Barclays SPV are secured by a first priority security interest in all of the loans pledged under Barclays SPV. The obligations of Barclays SPV under the Barclays Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays agreement will mature, and will be due and payable, on the maturity date, which is June 24, 2027. The Barclays agreement bore interest at one-month SOFR plus an average spread of 1.66%.
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
On August 14, 2024, the Company’s wholly, consolidated subsidiary, FBRED BDC JPM Seller, LLC (“JPM SPV”), entered into a master repurchase agreement (“JPM Agreement”), with the JPM SPV as the seller, and JPMorgan Chase Bank, National Association as the purchaser. The aggregate commitments to purchase the loans under the JPM Agreement are $500 million. Obligations under the JPM SPV are secured by a first priority security interest in all of the loans pledged under JPM SPV. The obligations of JPM SPV under the JPM Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays agreement will mature, and will be due and payable, on the maturity date, which is August 14, 2027. The JPM agreement bore interest at one-month SOFR plus an average spread of 1.83%.
On September 3, 2024, the Company’s wholly, consolidated subsidiary, FBRED BDC Landings Finance, LLC (“Webster SPV”), entered into a master repurchase agreement (“Webster Agreement”), with the Webster SPV as the seller, and Webster Bank, National Associate as the purchaser. The aggregate commitment to purchase a loan under the agreement is $15.9 million. Obligations under the Webster SPV are secured by a first priority security interest in the loan pledged under Webster SPV. The obligations of Webster SPV under the Webster Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays agreement will mature, and will be due and payable, on the maturity date, which is August 15, 2027. The Webster agreement bore interest at one-month SOFR plus a spread of 1.95%.
On August 28, 2024, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC High Yield Securities, LLC (“Barclays Repo SPV”), entered into a master repurchase agreement (the “Barclays Repo Agreement”), with the Barclays Repo SPV as the seller, and Barclays Bank PLC as the purchaser. There is no maximum aggregate commitments to purchase real estate securities under the Barclays Repo Agreement. Obligations under the Barclays Repo SPV are secured by a first priority security interest in all of the real estate securities pledged under Barclays Repo SPV. The obligations of Barclays Repo SPV under the Barclays Repo Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays Repo Agreement will mature, and will be due and payable when the pledged real estate securities mature or are sold by the Company. The Barclays Repo Agreement bore interest at one-month SOFR plus an average spread of 1.00%.

The following table represents the Company's repurchase agreements as of December 31, 2024:

	Maturity Date	Interest Expense Incurred	Ending Weighted Average Interest Rate	Amount Pledged	Amount per Consolidated Statements of Assets and Liabilities
FBRED BDC BB FLOAT, LLC (“Barclays SPV”)	6/24/2027	$4,673	6.27%	$297,541	$215,594
FBRED BDC High Yield Securities, LLC ("JPM Repo SPV")	N/A	283	5.61%	13,875	11,576
FBRED BDC JPM Seller, LLC ("JPM SPV")	8/14/2026	3,025	4.70%	344,407	246,058
FBRED BDC Landings Finance, LLC (“Webster SPV”)	7/9/2026	363	6.50%	21,219	15,914
FBRED BDC High Yield Securities, LLC ("Barclays Repo SPV")	N/A	9	1.00%	15,111	$12,058
Total		$8,353	5.36%	$692,153	$501,200
The combined weighted average borrowings outstanding was $156.2 million as of December 31, 2024.
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 8, 2024, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 171.6%.
At December 31, 2024, the carrying amount of the Company's repurchase agreements approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's repurchase agreements is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2024, the Company's borrowings would be deemed to be Level 3, as defined in Note 5 - Fair Value Measurement to our consolidated financial statements included in this Annual Report on Form 10-K to our consolidated financial statements included in this Annual Report on Form 10-K.

Contractual Obligations
As of December 31, 2024, the Company did not have any significant contractual payment obligations.
However, in the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2024, the Company had unfunded commitments on delayed draw term loans of $127.9 million. As of December 31, 2024, the Company’s unfunded commitments consisted of the following (amounts in thousands):

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
26 W 9th Street LLC	Mezzanine	Delayed Draw	$2,801	$908
26 W 9th Street LLC	Senior Mortgage	Delayed Draw	25,210	8,596
50 West BSP Owner LLC	Mezzanine	Delayed Draw	2,656	110
50 West BSP Owner LLC	Senior Mortgage	Delayed Draw	44,107	1,827
AVR Eugene Hotel LLC	Senior Mortgage	Delayed Draw	12,598	3,629
Blue Suede Hospitality Group	Senior Mortgage	Delayed Draw	19,510	1,174
Grand Cypress Apartments, LLC	Senior Mortgage	Delayed Draw	50,000	1,516
GVP TC Wilmer Property Owner, LLC	Senior Mortgage	Delayed Draw	46,027	8,949
Hallandale Oasis 2019 LLC	Senior Mortgage	Delayed Draw	23,098	16,711
Insite Orlando Two, LLC	Senior Mortgage	Delayed Draw	22,795	7,726
Olymbec Viscount LLC	Senior Mortgage	Delayed Draw	8,819	460
Paraiso 256, LLC	Senior Mortgage	Delayed Draw	29,896	2,885
Rise Bridgeview, LLC	Senior Mortgage	Delayed Draw	12,724	1,987
S2 Pleasantdale LLC	Senior Mortgage	Delayed Draw	22,809	4,731
SL 418, LLC	Senior Mortgage	Delayed Draw	48,701	904
WHK Waterfront Urban Renewal LLC	Senior Mortgage	Delayed Draw	50,000	46,653
WHK Waterfront Mezz LLC	Mezzanine	Delayed Draw	19,091	19,091
Total			$440,842	127,857
Capital Commitments
The following table shows the funded capital commitments and total capital commitments from investors as of December 31, 2024 (dollar amounts in thousands):

December 31, 2024
	Capital Commitments	Funded Capital Commitments	% of Capital Commitments
Common Shares	$526,500	$350,001	66.5%

Unregistered Sales of Equity Securities
For the period from March 11, 2024 (date of inception) to December 31, 2024, the Company held one closing of its private offering of Common Shares. The total Common Shares issued and proceeds received related to the Company’s initial capitalization and capital drawdowns were as follows:

For the period from March 11, 2024 (date of inception) to December 31, 2024
Share Issuance Date	Shares Issued	Amount (in thousands)
June 12, 2024	60	$2
June 20, 2024	4,199,999	104,999
July 10, 2024	2,347,417	60,000
August 7, 2024	4,250,388	110,000
November 14, 2024	2,786,033	75,000
Total	13,583,897	$350,001
Distributions
The Company’s Board of Trustees declared a distribution of $13.2 million, or $0.97 per share, for the period from March 11, 2024 (date of inception) to December 31, 2024, which was paid in January 2025 to shareholders of record as of December 26, 2024.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
REIT Status and Distributions
We intend have elected to be treated for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2024. Furthermore, we intend to operate in such a manner as to qualify for taxation as a REIT under the applicable provisions of the Code so long as our Board determines that REIT qualification remains in our best interest. To qualify as a REIT, we must distribute to our shareholders each year dividends equal to at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction, excludes net capital gain and does not necessarily equal net income as calculated in accordance with GAAP). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income (including net capital gain). In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than minimum amounts specified under U.S. federal income tax laws. We intend to make distributions to our shareholders in a manner that will satisfy the REIT 90% distribution requirement and avoid corporate income tax and the 4% nondeductible excise tax.
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

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):
•the Investment Advisory Agreement;
•the Administration Agreement; and
•the Expense Support and Conditional Reimbursement Agreement.
See Note 3. Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of December 31, 2024, our portfolio included thirty-nine variable rate investments based on SOFR (or “indexing rates”) for various terms. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100, 200 or 300 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant, and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

Change in Interest Rates	Increase (Decrease) in Interest Income	(Increase)/Decrease in Interest Expense	Net Increase (Decrease) in Net Investment Income
(-) 25 Basis Points	$(2,093)	$1,253	$(840)
(+) 100 Basis Points	8,373	(5,012)	3,361
(+) 200 Basis Points	16,746	(10,024)	6,722
(+) 300 Basis Points	25,119	(15,036)	10,083
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
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements are annexed to this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed, and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Management
Our business and affairs are managed under the direction of the Board of Trustees. We have entered into the Investment Advisory Agreement with the Advisor, pursuant to which the Advisor will manage the Company on a day-to-day basis. The Board of Trustees is responsible for overseeing the Advisor and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s Declaration of Trust and bylaws and applicable provisions of state and other laws. The Advisor will keep the Board of Trustees well informed as to the Advisor’s activities on our behalf and our investment operations and provide the Board of Trustees with additional information as the Board of Trustees may, from time to time, request. Our Board of Trustees consists of three members, two of whom are not “interested persons” of the Company or of the Advisor as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board of Trustees. These individuals are referred to as independent trustees. Our Board of Trustees has an audit committee and a nominating committee and may establish additional committees from time to time as necessary. Each trustee will serve until his or her successor is duly elected and qualifies. Our Board of Trustees appoints our officers, who serve at the discretion of our Board of Trustees.
Board of Trustees and Executive Officers
Trustees

Name	Age (1)	Position	Trustee Since
Interested Trustee
Richard J. Byrne	63	Trustee, Chairman of the Board of Trustees and Chief Executive Officer	2024

Independent Trustees:
Lee S. Hillman	69	Trustee	2024
Leslie D. Michelson	73	Trustee	2024

(1) As of December 31, 2024.
Each trustee will hold office until his or death, resignation or removal, or, if sooner, until the next meeting of shareholders called for the purpose of electing trustees and until the election and qualification of his or her successor. The address for each of our trustees is c/o Franklin BSP Real Estate Debt BDC, One Madison Avenue, Suite 1600, New York, NY 10010.
Executive Officers
Information regarding our executive officers that are not trustees is as follows:

Name	Age (1)	Position	Officer Since
Michael Comparato	47	President	2024
Jerome Baglien	48	Chief Financial Officer and Chief Operating Officer	2024
Micah Goodman	55	Secretary	2024
George Talarico	69	Chief Compliance Officer	2024
(1) As of December 31, 2024.
Each officer holds office at the pleasure of the Board of Trustees or until his or her successor has been duly elected and qualified. The address for each of our officers is c/o Franklin BSP Real Estate Debt BDC, One Madison Avenue, Suite 1600, New York, NY 10010.
Biographical Information
Trustees
Our trustees have been divided into two groups—interested trustees and independent trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Trustee
Richard J. Byrne has served as Chairman of the Board of Trustees and Chief Executive Officer of the Company since March 2024. Mr. Byrne is President of Benefit Street Partners L.L.C., a wholly owned subsidiary of Franklin Resources, Inc. (NYSE: BEN). He also serves as Chairman and Chief Executive Officer of Franklin BSP Capital Corporation, Franklin BSP Private Credit Fund, Franklin BSP Realty Trust, Inc. (NYSE: FBRT) and Benefit Street Partners Multifamily Trust. Until January 2024, he also served as Chairman and Chief Executive Officer of Franklin BSP Lending Corporation (“FBLC”). Prior to joining Benefit Street Partners, Mr. Byrne was Chief Executive Officer of Deutsche Bank Securities, Inc. He was also the Co-Head of Global Capital Markets at Deutsche Bank as well as a member of their Global Banking Executive Committee and Global Markets Executive Committee. Before joining Deutsche Bank, Mr. Byrne was Global Co-Head of the Leveraged Finance Group, and Global Head of Credit Research at Merrill Lynch & Co. He was also a perennially top-ranked credit analyst, principally in the Gaming, Lodging & Leisure sector. Mr. Byrne earned an MBA from the Kellogg School of Management at Northwestern University, and a B.A. from Binghamton University. Mr. Byrne is a member of the Board of Directors of Wynn Resorts, Limited (NASDAQ: WYNN), and New York Road Runners.
We believe that Mr. Byrne’s experience as a director or executive officer of the companies described above make him well qualified to serve as a member of our Board of Trustees.
Independent Trustees
Lee S. Hillman has served as an independent trustee of the Company and chairman of the Audit Committee since March 2024. Mr. Hillman also serves as an independent director of Franklin BSP Capital Corporation and Franklin BSP Private Credit Fund and chairman of the Audit Committee. Until January 2024, Mr. Hillman also served as a member of the board of directors of FBLC where he served as chairman of the Audit Committee.
We believe that Mr. Hillman’s experience as a director or executive officer of the companies described above make him well qualified to serve as a member of our Board of Trustees. Mr. Hillman has served as President of Liberation Advisory Group, a private management consulting firm, since 2003. Mr. Hillman has also served as Chief Executive Officer of Performance Health Systems, LLC, a business distributing Power Plate® and bioDensity® branded, specialty health and exercise equipment since 2012, and its predecessor since 2009. From February 2006 to May 2008, Mr. Hillman served as Executive Chairman and Chief Executive Officer of Power Plate International (“Power Plate”) and from 2004 through 2006 as CEO of Power Plate North America. Previously, from 1996 through 2002, Mr. Hillman was CEO of Bally Total Fitness Corporation, then the world’s largest fitness membership club business. Mr. Hillman serves as a member of the board of Franklin BSP Capital Corporation and Franklin BSP Private Credit Fund where he serves as chairman of the Audit Committees of each. Mr. Hillman also serves as a member of the board of directors and chair of the Audit Committee of Franklin BSP Multifamily Trust, Inc and Franklin BSP Real Estate Debt BDC. Mr. Hillman also serves as a member of the Board of Directors of Distribution Solutions Group, Inc. NASDAQ:DSGR, (formerly Lawson Products, Inc.) where he serves as the lead independent director and chair of its Audit and Compensation Committees. Previously he has served as a member of the Board of Directors of HealthSouth Corporation, Wyndham International, RCN Corporation (where he was Chairman of the Board), Bally Total Fitness Corporation (where he was Chairman of the Board), HC2 Holdings, Inc. Holmes Place, Plc and Professional Diversity Network as well as Trustee of the Adelphia Recovery Trust. Mr. Hillman holds a B.S. in Finance and Accounting from the Wharton School of the University of Pennsylvania and an M.B.A. in Finance and Accounting from the Booth School of Business of the University of Chicago. Mr. Hillman is a Certified Public Accountant and former audit partner with Ernst & Young.
Leslie D. Michelson has served as an independent trustee of the Company and chairman of the Nominating Committee since March 2024. Mr. Michelson also serves as an independent director of Franklin BSP Capital Corporation and Franklin BSP Private Credit Fund. Until January 2024, Mr. Michelson also served as an independent director of FBLC. Mr. Michelson has served as an independent director of Global Net Lease (“GNL”) since September 2023, as a result of the acquisition by GNL of The Necessity Retail REIT (“RTL”) upon which merger Mr. Michelson and all other members of the RTL board became directors of GNL. In addition, Mr. Michelson has served as an independent director of Healthcare Trust, Inc. since December 2015, including as non-executive chair since October 2016. Mr. Michelson has served as an independent director of American Finance Trust, Inc. since February 2017. Mr. Michelson previously served as an independent director of American Realty Capital — Retail Centers of America, Inc. (“RCA”) from November 2015 until the close of RCA’s merger with AFIN in February 2017, and previously served as an independent director of RCA from March 2012 until October 2012. Mr. Michelson previously served as an independent director of Business Development Corporation of America II from August 2014 until its liquidation and dissolution in September 2016 and as an independent trustee of Realty Capital Income Funds Trust, a family of mutual funds advised by an affiliate of AR Global, from April 2013 until its dissolution in January 2017. Mr. Michelson previously served as an independent director of American Realty Capital Healthcare Trust, Inc. (“HT”) from January

2011 until July 2012 and as lead independent director of HT from July 2012 until January 2015 when HT closed its merger with Ventas, Inc. Mr. Michelson served as an independent director of American Realty Capital Trust, Inc. from January 2008, including as lead independent director from July 2012, until the close of its merger with Realty Income Corporation in January 2013. Mr. Michelson also served as an independent director of VEREIT, Inc. (“VEREIT”) from October 2012 until April 2015. Mr. Michelson also served as an independent director of BDCA Venture, Inc. from June 2014 until June 2015. Mr. Michelson served as lead independent director of Benefit Street Partners Realty Trust, Inc. (formerly known as Realty Finance Trust, Inc.) from January 2013 until November 2014. Mr. Michelson served as an independent director of American Realty Capital Daily Net Asset Value Trust, Inc. from August 2011 until February 2012 and as an independent director of New York REIT, Inc. from October 2009 until August 2011. He has served as an independent director of American Realty Capital — Retail Centers of America, Inc. (“RCA”) since November 2015, and previously served as an independent director of RCA from March 2012 until October 2012. Mr. Michelson received his B.A. from The Johns Hopkins University in 1973 and a J.D. from Yale Law School in 1976.
We believe that Mr. Michelson’s experience as a director or executive officer of the companies described above make him well qualified to serve as a member of our Board of Trustees.
Executive Officers Who Are Not Trustees
Michael Comparato has served as President of FBRT and President of the Company since March 2024. Mr. Comparato is a Senior Managing Director, Head of Real Estate and Senior Portfolio Manager, a member of the BSP Executive Committee and a member of the commercial real estate Investment Committee. Prior to joining BSP in 2015, Mr. Comparato was head of U.S. Equity Investments at Ladder Capital, where he led Ladder’s largest team that actively originated CMBS loans, structured/balance sheet loans, mezzanine loans and acquired strategic assets for the firm. Prior to joining Ladder, Mr. Comparato was president of BankAtlantic Commercial Mortgage Capital (BACMC), the CMBS affiliate of BankAtlantic, where he was responsible for managing all day-to-day operations. Mr. Comparato also previously ran Compson Holding Corporation, which made equity investments in a variety of commercial real estate assets and publicly traded REITs. Mr. Comparato received a Bachelor of Science, Summa Cum Laude, from Babson College.
Jerome Baglien has served as Chief Financial Officer and Chief Operating Officer since March 2024. Mr. Baglien is a Managing Director of BSP, the Chief Financial Officer and Chief Operating Officer of BSP’s commercial real estate business and a member of the BSP Operating Committee. Mr. Baglien is also a member of the commercial real estate Investment Committee. Prior to joining BSP in 2016, Mr. Baglien was director of fund finance for GTIS Partners LP, where he oversaw all finance and operations for GTIS funds. Previously, he was an accounting manager at iStar Inc. with oversight of loans and special investments. Mr. Baglien received a Master of Business Administration from Kellstadt Graduate School of Business at DePaul University and a Bachelor of Science in Accounting from the University of Oregon.
Micah Goodman has served as Secretary since March 2024. Mr. Goodman is a Managing Director and General Counsel of BSP’s commercial real estate business. He is also general counsel and corporate secretary of FBRT. Prior to joining BSP in 2014, Mr. Goodman was an executive director in the transaction management group at Ladder Capital Finance, where his team was responsible for structuring, negotiating and closing commercial real estate loans. Prior to joining Ladder Capital, Mr. Goodman was a vice president at Credit Suisse and at JP Morgan Chase in their real estate capital markets groups. Previously, Mr. Goodman was a real estate and finance attorney at law firms including Fried, Frank, Harris, Shriver & Jacobson LLP and Brown Raysman Millstein Felder & Steiner LLP. Mr. Goodman received a Juris Doctor from Cornell Law School and a Bachelor of Arts from Swarthmore College.
George Talarico has served as Chief Compliance Officer since March 2024. Mr. Talarico has served as Chief Compliance Officer of Franklin BSP Capital Corporation since January 2024. Mr. Talarico is a Director at ACA Global and serves as a Chief Compliance Officer for registered investment advisers (RIAs) and registered investment companies (RICs) including business development companies (BDCs). ACA Global has served as CCO of the Company since inception. Mr. Talarico has also consulted with RIAs, BDCs, Interval Funds, and private funds, and has performed mock exams, compliance testing, and annual reviews. Previously, Mr. Talarico served as General Counsel and Managing Director at Alaric Compliance Services. He is a licensed attorney (admitted to practice law in NY and NJ) and was a partner, office managing partner, co-chair of the products liability practice group, member of the Board of Directors, and office ethics officer at the AmLaw 100 law firms of Thacher Proffitt & Wood and Locke Lord (F/K/A Edwards Angell Palmer & Dodge). He earned a B.S. in Civil Engineering from Lehigh University, an M.S. in Civil Engineering from New Jersey Institute of Technology, and a J.D. from Fordham University School of Law.

Audit Committee
Our Audit Committee consists of Lee Hillman (Chairman) and Leslie Michelson, each of whom is independent for purposes of the 1940 Act. The Board of Trustees has determined that Messrs. Hillman and Michelson are each qualified as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and the rules and regulations of the SEC. The Audit Committee members meet the current independence and experience requirements of Rule 10A-3 of the 1934 Act.
In accordance with its written charter adopted by the Board of Trustees, the Audit Committee, in performing its duties, monitors (i) our financial reporting process, including the valuation of investments; (ii) the integrity of our financial statements; (iii) compliance with legal and regulatory requirements; (iv) the review of the independence and qualifications of our independent auditors; and (v) the review of the performance of our independent and internal auditors, as applicable.
Nominating Committee
Our Audit Committee consists of Leslie Michelson (Chairman) and Lee Hillman, each of whom is independent for purposes of the 1940 Act.
In accordance with its written charter adopted by the Board of Trustees, the Nominating Committee is responsible for selecting, researching and nominating trustees for election by our shareholders, selecting nominees to fill vacancies on the Board of Trustees or a committee of the Board of Trustees, developing and recommending to the Board of Trustees a set of corporate governance principles and overseeing the evaluation of the Board and our management.
Executive Sessions and Communication with the Board of Trustees
The independent trustees serving on our Board of Trustees intend to meet in executive sessions at the conclusion of each regularly scheduled meeting of the Board of Trustees, and additionally as needed, without the presence of any trustees or other persons who are part of the Company’s management.
The Company’s shareholders may communicate with the Board of Trustees by sending written communications addressed to such person or persons in care of Franklin BSP Real Estate Debt BDC, One Madison Avenue, Suite 1600, New York, New York 10010, Attention: Micah Goodman, Secretary. Mr. Goodman will deliver all appropriate communications to the Board of Trustees no later than the next regularly scheduled meeting of the Board of Trustees. If the Board of Trustees modifies this process, the revised process will be posted on the Company’s website.
Nomination of Trustees
There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Trustees implemented since the filing of Amendment No.1 to our Registration Statement on Form 10.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics and the Advisor has adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act, and Rule 204A-1 under the Advisers Act, respectively, which establish procedures for personal investments and restricting certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes’ requirements. Additionally, we have adopted a Code of Ethics for Senior Officers (our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions), which serves as a “code of ethics” as defined in Item 406(b) of Regulation S-K. We filed our Code of Ethics for Senior Officers as Exhibit 14 to this Annual Report on Form 10-K and the foregoing description is qualified by reference to such exhibit.
Insider Trading Policy
We have adopted an insider trading policy, which is included in our Code of Business Conduct and Ethics, governing the purchase, sale and/or other disposition of our securities by our and the Advisor’s trustees/directors, officers and employees and which we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. We filed our insider trading policy as Exhibit 19 to this Annual Report on Form 10-K and the foregoing description is qualified by reference to such exhibit.
ITEM 11. EXECUTIVE COMPENSATION
Compensation of Executive Officers
None of our executive officers receives direct compensation from us. We do not currently have any employees and do not expect to have any employees in the foreseeable future. The services necessary for the operation of our business will be provided to us by individuals who are employees of our Advisor and Administrator pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Our day-to-day investment operations will be managed by the

Advisor. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Advisor or its affiliates.
We reimburse the Administrator for all administrative costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement and for overhead expenses incurred in the course of performing its obligations under the Administration Agreement, including rent, travel, and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of us. See “Item 1. Business—Administration Agreement.”
Trustee Compensation
No compensation is paid to our trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. The following table sets forth information regarding compensation of our trustees during the fiscal year ended December 31, 2024.

Name	Fees Earned or Paid in Cash	All Other Compensation(1)	Total Compensation
Richard J. Byrne (2)	None	None	None
Lee S. Hillman	$39,620.88	$—	$39,620.88
Leslie D. Michelson	$39,620.88	$—	$39,620.88
(1) We do not have a profit sharing or retirement plan, and trustees do not receive any pension or retirement benefits from us.
(2) Mr. Byrne receives no compensation for serving as a trustee.
Our independent trustees receive an annual fee of $40,000 plus reimbursement of any reasonable out-of-pocket expenses incurred in connection with their service on the Board of Trustees. Our independent trustees also receive $2,500 for each regular or special Board of Trustees meeting attended and $1,000 for each committee meeting attended (including any committee meeting held on the same date as a Board of Trustees meeting).
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board of Trustees and our Board of Trustees does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of the Company’s Common Shares and Preferred Shares (as defined below) as of March 27, 2025, in each case including shares of Common Shares and Preferred Shares which may be acquired by such persons within 60 days, by:
•each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Shares and Preferred Shares based solely upon the amounts and percentages contained in the public filings of such persons;
•each of the Company’s officers and trustees; and
•all of the Company’s officers and trustees as a group.

Beneficial Owner (1)	Number of Shares of Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned (2)	Number of Shares of Preferred Shares Beneficially Owned	Percentage of Preferred Shares Beneficially Owned (3)
Interest Trustee:
Richard J. Byrne	—	—	—	—
Independent Trustees:
Lee S. Hillman	—	—	—	—
Leslie D. Michelson	—	—	—	—
Officers (that are not trustees):
Michael Comparato	—	—	—	—
Jerome Baglien	—	—	—	—
Micah Goodman	—	—	—	—
George Talarico	—	—	—	—
All trustees and executive officers as a group (7 persons)
5% Shareholders:
Franklin Resources Inc. and its affiliates (4)	13,583,897	100%	—	—
* Less than 1%.
(1) The business address of the Company’s trustees and officers listed in the table is c/o Franklin BSP Real Estate Debt BDC, One Madison Avenue, Suite 1600, New York, New York 10010.
(2) Based on a total of [ ] Common Shares issued and outstanding on [ ], 2025.
(3) Based on a total of 125 12.0% Series A Cumulative Preferred Shares (“Preferred Shares”) issued and outstanding on [ ], 2025.
(4) Based on the Schedule 13D/A filed with the SEC on January 22, 2025 by Franklin Resources Inc. on behalf of itself and its affiliates, Franklin Resources Inc. may be deemed to beneficially own 17,353,215 Common Shares of the Fund as follows: (i) 17,353,155 Common Shares acquired by various funds for which Franklin Advisers, Inc. (a wholly-owned subsidiary of Franklin Resources Inc.) acts as investment adviser, and (ii) 60 Common Shares acquired by BSP Fund Holdco (Debt Strategy) L.P., a wholly-owned subsidiary of Franklin Resources Inc. The address of Franklin Resources Inc. is One Franklin Parkway, San Mateo, California 94403.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Investment Advisory Agreement; Administration Agreement
We have entered into the Investment Advisory Agreement with the Advisor pursuant to which we will pay Management and Incentive Fees to the Advisor. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we will reimburse the Advisor and Administrator for certain expenses as they occur. See “Item 1. Business—Investment Advisory Agreement,” “Item 1. Business—Administration Agreement.” Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board of Trustees. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Trustees, including a majority of independent trustees, or by the holders of a majority of our outstanding voting securities in the case of the Investment Advisory Agreement.
For the year ended December 31, 2024, the Company accrued Management Fees of $1.4 million, all of which were waived by the Advisor pursuant to the Fee Waiver Agreement and not subject to recoupment.
For the year ended December 31, 2024, the Company accrued Incentive Fees on Income of $1.1 million, all of which were waived by the Advisor pursuant to the Fee Waiver Agreement and not subject to recoupment.
For the year ended December 31, 2024, the Company accrued Incentive Fees on Capital Gains of $1.0 million, all of which were waived by the Advisor pursuant to the Fee Waiver Agreement and not subject to recoupment.
For the year ended December 31, 2024, the Company incurred approximately $562 thousand under the Administration Agreement, which were recorded in administration fees in the Company’s Consolidated Statements of Operations. As of December 31, 2024, $562 thousand was unpaid and included in accrued administration fee in the Consolidated Statements of Assets and Liabilities.

Co-Investment Relief
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. The SEC staff has granted affiliates of our Advisor exemptive relief that allows us to enter into certain negotiated co-investment transactions alongside other funds managed by the Advisor or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies.
Statement of Policy Regarding Transactions with Related Persons
The Board of Trustees will conduct quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it will consider any conflicts of interest brought to its attention pursuant to the Company’s compliance policies and procedures. Each of the Company’s trustees and executive officers is subject to the Company’s code of ethics, which places restrictions on related party transactions, and is instructed and periodically reminded to inform the Company’s Chief Compliance Officer or her designee of any potential related party transactions. In addition, each such trustee and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.
Trustee Independence
For information regarding the independence of our trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee of the Board of Trustees, comprised of all independent trustees, has selected PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for the Company for the fiscal year ended December 31, 2024. PricewaterhouseCoopers LLP has advised the Company that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company.
We have paid or expect to pay the following fees to PricewaterhouseCoopers LLP for work performed in 2024 or attributable to the audit of our 2024 financial statements:

Fiscal Year Ended December 31, 2024
Audit Fees	$552,000
Audit Related Fees	$—
Tax Fees	$—
All Other Fees	$—
Total Fees:	$552,000
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and reviews of the consolidated financial statements filed with the SEC on Forms 10-K and 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings.
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax Fees. Tax fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.
All Other Fees. Other fees would include fees for products and services other than the services reported above.
Pre-Approval Policies and Procedures

Our Audit Committee has established, and our Board of Trustees has approved a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by PricewaterhouseCoopers LLP, the Company’s independent registered accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent registered accounting firm in order to assure that the provision of such service does not impair the firm’s independence. For the fiscal year ended December 31, 2024, the Company did not pay any fees for services pursuant to the exceptions to the pre-approval requirements set forth in 17 CFR 210.2-01 (c)(7)(i)(C).
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount. Before the Company engages the independent registered public accounting firm to render a service, the engagement must be either (i) specifically approved by the Audit Committee or (ii) entered into pursuant to the pre-approval policy. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered accounting firm to management.

PART IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).
a.Financial Statements
See the Index to the Financial Statements at page F-1 of this report.
b.Exhibits

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
3.3
Supplement to the Third Amended and Restated Agreement and Declaration of Trust of Franklin BSP Real Estate Debt BDC Relating to 12.0% Series A Cumulative Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 17, 2025)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024)
4.2	Description of Securities (filed herewith)
10.1
Form of Amended and Restated Investment Advisory Agreement between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on June 13, 2024)

10.2	Form of Administration Agreement between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on April 22, 2024)
10.3
Fund of Funds Agreement between the Company, Franklin Custodian Funds, Franklin Strategic Series and Franklin Templeton Variable Insurance Products Trust (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on June 13, 2024)

10.4
Form of Expense Limitation Agreement between the Company and the Advisor (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on June 13, 2024)

10.5
Form of Fee Waiver Agreement between the Company and the Advisor (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on June 13, 2024)

10.6
Form of Custodial Agreement between FBRED BDC FINANCE, LLC, as lender, and Computershare Trust Company, N.A., as custodian (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on June 13, 2024)

10.7	Master Repurchase Agreement, dated June 24, 2024, by and between FBRED BDC BB FLOAT, LLC, as Seller and Barclays Bank PLC, as Purchaser (filed herewith)
10.8	Master Repurchase Agreement, dated July 3, 2024, by and between FBRED BDC High Yield Securities, LLC, as Seller and J.P. Morgan Securities LLC, as Purchaser (filed herewith)
10.9	Master Repurchase Agreement, dated August 14, 2024, by and between FBRED BDC JPM Seller, LLC, as Seller and JPMorgan Chase Bank, National Association, as Purchaser (filed herewith)
10.10	Master Repurchase Agreement, dated September 3, 2024, by and between FBRED BDC Landings Finance, LLC, as Seller and Webster Bank, National Associate, as Purchaser (filed herewith)
10.11	Master Repurchase Agreement, dated August 28, 2024, by and between FBRED BDC High Yield Securities, LLC, as Seller and Barclays Bank PLC, as Purchaser (filed herewith)
10.12	Master Repurchase Agreement, dated March 13, 2025, by and between FBRED BDC WWH Seller, LLC, as Seller and Wells Fargo Bank, National Association, as Purchaser (filed herewith)
14	Code of Ethics for Senior Officers (filed herewith)

19	Insider Trading Policy (included in the Company’s Code of Business Conduct and Ethics) (filed herewith)
21	List of subsidiaries (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2025.

FRANKLIN BSP REAL ESTATE DEBT BDC
By: /s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer

* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer (Principal Executive Officer) and Trustee	March 27, 2025

/s/ Jerome S. Baglien Jerome S. Baglien	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2025

/s/ Lee S. Hillman Lee S. Hillman	Trustee	March 27, 2025

/s/ Leslie D. Michelson Leslie D. Michelson	Trustee	March 27, 2025

FRANKLIN BSP REAL ESTATE DEBT BDC

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Franklin BSP Real Estate Debt BDC

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Franklin BSP Real Estate Debt BDC and its subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, changes in net assets and cash flows for the period from March 11, 2024 (date of inception) to December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations, changes in its net assets and its cash flows for the period from March 11, 2024 (date of inception) to December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 by correspondence with the brokers and portfolio company investees; when replies were not received from the brokers or portfolio company investees, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Atlanta, Georgia
March 27, 2025

We have served as the Company’s auditor since 2024.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(Amounts in thousands, except share and per share)

December 31, 2024
Assets
Investments at fair value:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $834,884)	$842,856
Cash	28,489
Interest and fees receivable	3,303
Deferred financing costs	1,509
Total assets	$876,157

Liabilities
Repurchase agreements	$501,200
Interest Payable	1,356
Accrued administration fee	562
Distribution payable	13,220
Other payable	978
Total liabilities	$517,316

Commitments & Contingencies (Note 7)

Net Assets
Common Shares, $0.001 par value, unlimited shares authorized, 13,583,897 shares issued and outstanding	$14
Paid-in-capital in excess of par value	349,987
Distributable earnings (loss)	8,840
Total net assets	358,841
Total liabilities and total net assets	$876,157
Net asset value per share	$26.42

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands, except share and per share data)

For the period from March 11, 2024 (date of inception) to December 31, 2024
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$22,565
Fees and other income	705
Total investment income (loss)	$23,270

Operating Expenses
Interest and debt fees	$8,958
Administration fees	1,607
Management fees	1,372
Incentive fees	2,064
Directors’ fees	79
Organizational costs	585
Legal expenses	1,142
Other expenses	1,007
Total expenses	$16,814
Less: waivers (Note 3)	(7,590)
Net expenses	$9,224

Net investment income (loss)	$14,046

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from:
Non-controlled, non-affiliated investments	$42
Change in unrealized appreciation (depreciation) from:
Non-controlled, non-affiliated investments	7,972
Total net realized and unrealized appreciation (depreciation) on investments	$8,014

Net increase (decrease) in net assets resulting from operations	$22,060

Weighted average shares outstanding	7,419,218
Net Investment Income per share (basic and diluted)	1.89
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	2.97

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

For the period from March 11, 2024 (date of inception) to December 31, 2024
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$14,046
Net realized gain (loss) on investments	42
Net change in unrealized appreciation (depreciation)	7,972
Net increase (decrease) in net assets resulting from operations	$22,060

Shareholder Distributions
Distributions declared from earnings ($0.97 per share)	$(13,220)
Net increase (decrease) in net assets resulting from shareholder distributions	$(13,220)

Capital share transactions
Issuance of Common Shares, net of offering costs and advisor reimbursement	$350,001
Net increase (decrease) in net assets resulting from capital share transactions	$350,001

Total increase (decrease) in net assets	$358,841
Net assets at beginning of period	—
Net assets at end of period	$358,841

Capital share activity
Shares issued	13,583,897
Net increase (decrease) in shares outstanding	13,583,897

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, except share and per share data)

For the period from March 11, 2024 (date of inception) to December 31, 2024
Operating activities:
Net increase (decrease) in net assets from operations	$22,060
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination of loans	(821,341)
Loan origination fees collected	8,883
Net (accretion) on investments	(906)
Purchases of real estate securities	(50,111)
Discounts on real estate securities	125
Proceeds from sales of real estate securities and loans	28,486
Amortization of deferred financing fees	202
Net realized (gain) loss on sale of real estate securities and loans	(42)
Net change in unrealized (appreciation) depreciation on investments	(7,972)
(Increase) decrease in operating assets:
Interest and fees receivable	(3,297)
Increase (decrease) in operating liabilities:
Accrued administration fee	562
Interest payable	1,356
Other payable	994
Net cash provided by (used in) operating activities	$(821,001)

Financing activities:
Payments of financing costs	$(1,711)
Proceeds from borrowings on repurchase agreements	610,609
Paydowns on repurchase agreements	(109,409)
Proceeds from issuance of common shares	350,001
Net cash provided by (used in) financing activities	$849,490

Net increase (decrease) in cash	$28,489
Cash, beginning of period	—
Cash, end of period	$28,489

Supplemental disclosures of non - cash flow information:

Distributions declared but not paid	13,220

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, except share and per share data)

Portfolio Company (1)(2)(6)(8)	Spread Above Reference Rate (3)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets
Senior Mortgage - 222.7%
Hospitality - 32.7%
68 East Avenue Austin, LLC (5)(7)(9)	SOFR+ 4.00%	8.33%	8/9/2026	$22,320	$22,129	$22,320	6.2%
AVR Eugene Hotel LLC (5)(7)(14)	SOFR+ 4.50%	8.83%	7/9/2026	8,969	8,868	8,969	2.5%
AWH Dallas PC Hotel, LP (5)(7)	SOFR+ 3.25%	7.58%	1/9/2027	10,641	10,534	10,641	3.0%
Blue Suede Hospitality Group (5)(7)(9)(14)	SOFR+ 4.40%	8.73%	8/9/2026	18,336	18,169	18,336	5.1%
DK LDOI IV Aggregate Holdco LP (5)(7)(9)	SOFR+ 4.03%	8.36%	7/9/2027	41,900	41,521	41,900	11.7%
Insite Orlando Two, LLC (5)(7)(10)	SOFR+ 4.75%	9.08%	11/9/2027	15,069	14,849	15,069	4.2%
Subtotal Hospitality					$116,070	$117,235	32.7%

Industrial - 12.6%
GVP TC Wilmer Property Owner, LLC (5)(7)(9)(14)	SOFR+ 3.75%	8.08%	10/9/2027	$37,077	$36,640	$37,077	10.3%
Olymbec Viscount LLC (5)(7)(14)	SOFR+ 3.50%	7.83%	12/9/2026	8,359	8,272	8,359	2.3%
Subtotal Industrial					$44,912	$45,436	12.6%

Mixed Use - 12.1%
GDC White Plains Fee LLC (5)(7)	SOFR+ 5.35%	9.68%	12/9/2025	$43,315	$42,899	$43,315	12.1%
Subtotal Mixed Use					$42,899	$43,315	12.1%

Multifamily - 161.0%
26 W 9th Street LLC (5)(7)(14)	SOFR+ 5.25%	9.58%	8/9/2025	$16,613	$16,453	$16,613	4.6%
50 West BSP Owner LLC (5)(7)(9)(14)	SOFR+ 2.95%	7.28%	12/9/2026	42,281	41,855	42,281	11.8%
Admiral's Cove Holdings LLC (5)(7)(10)	SOFR+ 2.75%	7.08%	8/9/2026	46,837	46,449	46,837	13.1%
ALP Delaware, LLC (5)(7)(11)	SOFR+ 3.05%	7.38%	7/9/2026	21,219	21,047	21,219	5.9%
Augusta Flats 2024 LP (5)(7)(9)	SOFR+ 2.95%	7.28%	11/9/2027	15,077	14,930	15,077	4.2%
Caledon Owner, LLC (5)(7)	SOFR+ 3.25%	7.58%	12/9/2027	13,641	13,505	13,641	3.8%
Canal Properties LLC (5)(7)(9)	SOFR+ 3.75%	8.08%	12/1/2026	12,205	12,088	12,205	3.4%
CRP/RPM LYV Broadway GP, LLC (5)(7)(10)	SOFR+ 2.80%	7.13%	7/9/2027	44,250	43,950	44,250	12.3%
CS Harvey, LTD. (5)(7)(10)	SOFR+ 2.90%	7.23%	10/9/2026	35,200	34,881	35,200	9.8%
Gainsville Properties III, LLC (5)(7)	SOFR+ 3.50%	7.83%	12/9/2026	20,192	19,992	20,192	5.6%
Grand Cypress Apartments, LLC (5)(7)(10)(14)	SOFR+ 2.75%	7.08%	9/9/2027	48,484	48,139	48,484	13.5%
Hallandale Oasis 2019 LLC (5)(7)(14)	SOFR+ 8.30%	12.63%	8/9/2026	$6,388	6,200	6,388	1.8%
Paraiso 256, LLC (5)(7)(10)(14)	SOFR+ 2.75%	7.08%	9/9/2027	27,011	26,801	27,011	7.5%
Racetrack Properties I, LLC (5)(9)	SOFR+ 2.95%	7.28%	10/9/2026	44,300	43,898	44,300	12.3%
Rise Bridgeview, LLC (5)(7)(14)	SOFR+ 3.25%	7.58%	1/9/2028	10,737	10,609	10,737	3.0%
S2 Pleasantdale LLC (5)(7)(9)(14)	SOFR+ 2.75%	7.08%	11/9/2027	18,078	17,858	18,078	5.0%
SL 418, LLC (5)(7)(10)(14)	SOFR+ 2.75%	7.08%	9/9/2027	47,797	47,461	47,797	13.3%

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, except share and per share data)

Portfolio Company (1)(2)(6)(8)	Spread Above Reference Rate (3)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets
Smart Living Texas City MM, LLC (5)(7)(10)	SOFR+ 3.80%	8.13%	7/9/2025	14,200	$14,120	$14,200	4.0%
VCP Kennesaw, LLC (5)(7)(9)	SOFR+ 2.95%	7.28%	11/9/2026	47,227	46,784	47,227	13.2%
VCP Manager LLC (5)(7)(9)	SOFR+ 3.10%	7.43%	10/9/2026	29,380	29,117	29,380	8.2%
WHK Waterfront Urban Renewal LLC (5)(7)(14)	SOFR+ 5.50%	9.83%	7/9/2027	3,347	2,928	3,347	0.9%
Woodbine MF TIC 1 LLC (5)(7)(9)	SOFR+ 2.75%	7.08%	9/9/2027	13,680	13,555	13,680	3.8%
Subtotal Multifamily					$572,620	$578,144	161.0%

Self Storage - 4.3%
Silver Star Delray, LLC (5)(7)(10)	SOFR+ 3.50%	7.83%	8/9/2026	$15,530	$15,402	$15,530	4.3%
Subtotal Self Storage					$15,402	$15,530	4.3%

Subtotal Senior Mortgage					$791,903	$799,660	222.7%

Mezzanine - 3.9%
Hospitality - 0.3%
AWH Dallas PC Hotel, LP (5)(7)(14)	SOFR+ 10.51%	14.84%	1/9/2027	$1,046	$1,036	$1,046	0.3%
Subtotal Hospitality					$1,036	$1,046	0.3%

Mixed Use - 1.5%
GDC White Plains SPE LLC (5)(7)		16.00%	12/9/2025	$5,556	$5,501	$5,556	1.5%
Subtotal Mixed Use					$5,501	$5,556	1.5%

Multifamily - 2.1%
26 W 9th Street LLC (5)(7)(14)	SOFR+ 12.75%	17.08%	8/9/2025	$1,893	$1,875	$1,893	0.5%
50 West BSP Owner LLC (5)(7)(9)(14)	SOFR+ 8.23%	12.56%	12/9/2026	2,546	2,520	2,546	0.7%
Admiral's Cove Holdings Mezz LLC (5)(7)(10)	SOFR+ 6.75%	11.08%	8/9/2026	3,163	3,135	3,163	0.9%
Subtotal Multifamily					$7,530	$7,602	2.1%

Subtotal Mezzanine					$14,067	$14,204	3.9%

Real Estate Securities - 8.1%
Hospitality - 4.2%
BX 2024-SLCT D (7)(13)	SOFR+ 2.94%	7.27%	1/15/2030	$15,111	$15,073	$15,086	4.2%
Subtotal Hospitality					$15,073	$15,086	4.2%

Industrial - 1.4%
DBGS 2024-SBL D (7)(12)	SOFR+ 3.54%	7.87%	8/15/2039	$5,000	$4,988	$5,016	1.4%
Subtotal Industrial					$4,988	$5,016	1.4%

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, except share and per share data)

Portfolio Company (1)(2)(6)(8)	Spread Above Reference Rate (3)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets

Multifamily - 2.5%
NYC 2024-3ELV C (7)(12)	SOFR+ 2.84%	7.17%	8/15/2029	$8,875	$8,853	$8,890	2.5%
Subtotal Multifamily					$8,853	$8,890	2.5%

Subtotal Real Estate Securities					$28,914	$28,992	8.1%

Total Investments - 234.7%					$834,884	$842,856	234.7%

(1) All investments are U.S. domiciled.
(2) All debt investments are income-producing, unless otherwise noted.
(3) The investments herein bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR”), which typically resets monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2024. As of December 31, 2024, rates for 1M SOFR, 3M SOFR, 6M SOFR, 12M SOFR are 4.33%, 4.31%, 4.25%, and 4.18%, respectively. Certain investments are subject to a SOFR floor.
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
(7) Represents co-investments made with the Company’s affiliates. Refer to Note 3 - Related Party Transactions.
(8) All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2024, qualifying assets represent 100.0% of the Company's total assets.
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
(13) The Company’s investment or a portion thereof is pledged as collateral under the Barclay’s Repo Facility (as defined in Note 6).
(14) The Company’s investment or a portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. Refer to Note 7 - Commitments and Contingencies.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended December 31, 2024

Note 1 - Organization
Franklin BSP Real Estate Debt BDC (the “Company”) is a recently formed, externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on June 6, 2024 and has elected to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a real estate investment trust (“REIT”). The Company was formed as a Delaware statutory trust on March 11, 2024 (date of inception). As a BDC, the Company must comply with certain regulatory requirements.
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

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended December 31, 2024

Principles of Consolidation
The Company will generally consolidate any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Company’s investment operations and to facilitate the execution of the Company’s investment strategy. Accordingly, the Company consolidated the results of its wholly or substantially wholly owned subsidiaries in its consolidated financial statements.
Cash
Cash as of December 31, 2024, includes cash held in banks.
Income Taxes
The Company has elected to be treated as a REIT under the Internal Revenue Code (the “Code”) beginning with the taxable year ended December 31, 2024. Furthermore, the Company intends to operate in such a manner as to qualify for taxation as a REIT under the applicable provisions of the Code so long as the Company’s board of trustees (the “Board of Trustees” or the “Board”) determines that REIT qualification remains in the Company’s best interest.
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

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended December 31, 2024

Repurchase Agreements
Real estate loans and securities sold under repurchase agreements have been treated as collateralized financing transactions because the Company maintains effective control over the transferred securities. Commercial mortgage loans and real estate securities financed through repurchase agreements remain in the Consolidated Statement of Assets and Liabilities as an asset and cash received from the purchaser is recorded as a liability. Interest paid in accordance with repurchase agreements is recorded in interest and debt fees in the Consolidated Statements of Operations.
Deferred Financing Costs
The deferred financing costs related to the Company's various Master Repurchase Agreements are included in Deferred financing costs in the Consolidated Statement of Assets and Liabilities. Deferred financing costs are amortized over the terms of the respective financing agreement using the straight-line method and included in Interest and debt fees on the Consolidated Statements of Operations.
Segment Reporting
In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment transfers of assets.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment’s profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. For the period ended December 31, 2024, the Company adopted and implemented the amendments and related disclosure requirements. Refer to Note 11 - Segment Reporting for details.

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

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended December 31, 2024

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company based upon investments held at the end of each period. In such a calculation, in order to calculate the accrual for the capital gains incentive fee in accordance with GAAP for a given period, the Company includes unrealized appreciation in calculating the accrual for the capital gains incentive fee even though such unrealized appreciation is not included in calculating the capital gains incentive fee payable under the Investment Advisory Agreement. There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, the accrual for the capital gains incentive fee, as calculated and accrued in accordance with GAAP, does not necessarily represent amounts that will be payable under the Investment Advisory Agreement.
For the year ended December 31, 2024, the Company accrued $1.0 million in incentive fees on unrealized appreciation in accordance with GAAP, none of which was payable to the Advisor under the Investment Advisory Agreement.
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
Co-Investments
The Company may originate loans alongside its affiliated entities in co-investment transactions. Prior to engaging in co-investment transactions, the Company obtained approval from the Board pursuant to the October 3, 2024 exemptive order issued by the SEC, which superseded a prior order issued May 1, 2018.

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

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended December 31, 2024

The following table represents the Company's investment portfolio as of December 31, 2024:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Mortgage	$791,903	$799,660	94.9%
Mezzanine	14,067	14,204	1.7%
Real Estate Securities	28,914	28,992	3.4%
Total	$834,884	$842,856	100.0%
The following table shows the investment portfolio composition by industry grouping based on fair value at December 31, 2024:

	At December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio
Multifamily	$594,636	70.6%
Hospitality	133,367	15.8%
Industrial	50,452	6.0%
Mixed Use	48,871	5.8%
Self Storage	15,530	1.8%
Total	$842,856	100.0%
As of December 31, 2024, 100% of investments held were based in the United States.

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
For the period ended December 31, 2024

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

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Mortgage	$—	$—	$799,660	$799,660
Mezzanine	—	—	14,204	14,204
Real Estate Securities	—	28,992	—	28,992
Total	$—	$28,992	$813,864	$842,856

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended December 31, 2024

The below tables present a summary of changes in fair value of Level 3 assets by investment type (amounts in thousands):

	Senior Mortgage	Mezzanine	Total
Balance as of March 11, 2024	$—	$—	$—
Origination of Loans	799,659	21,682	821,341
Loan origination fees collected	(8,642)	(241)	(8,883)
Net (accretion) on investments	885	21	906
Net change in unrealized appreciation (depreciation) on investments(1)	7,758	137	7,895
Sales of investments	—	(7,390)	(7,390)
Net realized gains (losses)	—	(5)	(5)
Balance as of December 31, 2024	$799,660	$14,204	$813,864
(1) Represents the total amount of unrealized gains relating to the Company’s Level 3 assets held as of December 31, 2024.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Mortgage	$106,885	Recent Transaction	n/a	n/a	n/a	n/a
Senior Mortgage	692,775	DCF Method	Discount Rate	2.65%	8.30%	3.46%
Mezzanine	6,602	Recent Transaction	n/a	n/a	n/a	n/a
Mezzanine	7,602	DCF Method	Discount Rate	6.75%	12.75%	8.78%
Total	$813,864
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

Note 6 - Repurchase Agreements
On June 24, 2024, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC BB FLOAT, LLC (“Barclays SPV”), entered into a master repurchase agreement (the “Barclays Agreement”), with the Barclays SPV as the seller, and Barclays Bank PLC as the purchaser. The aggregate commitment to purchase the loans under the Barclays Agreement is $250 million. Obligations under the Barclays SPV are secured by a first priority security interest in all of the loans pledged under Barclays SPV. The obligations of Barclays SPV under the Barclays Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays Agreement will mature, and will be due and payable, on the maturity date, which is June 24, 2027. The Barclays Agreement bore interest at one-month SOFR plus an average spread of 1.66%.
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

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended December 31, 2024

On August 14, 2024, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC JPM Seller, LLC (“JPM SPV”), entered into a master repurchase agreement (the “JPM Agreement”), with the JPM SPV as the seller, and JPMorgan Chase Bank, National Association as the purchaser. The aggregate commitment to purchase the loans under the JPM Agreement is $500 million. Obligations under the JPM SPV are secured by a first priority security interest in all of the loans pledged under JPM SPV. The obligations of JPM SPV under the JPM Agreement are nonrecourse to the Company. Any amounts borrowed under the JPM Agreement will mature, and will be due and payable, on the maturity date, which is August 14, 2026. The JPM Agreement bore interest at one-month SOFR plus an average spread of 1.83%.
On September 3, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC Landings Finance, LLC (“Webster SPV”), entered into a master repurchase agreement (the “Webster Agreement”), with the Webster SPV as the seller, and Webster Bank, National Associate as the purchaser. The aggregate commitment to purchase a loan under the agreement is $15.9 million. Obligations under the Webster SPV are secured by a first priority security interest in the loan pledged under Webster SPV. The obligations of Webster SPV under the Webster Agreement are nonrecourse to the Company. Any amounts borrowed under the Webster Agreement will mature, and will be due and payable, on the maturity date, which is July 9, 2026. The Webster Agreement bore interest at one-month SOFR plus a spread of 1.95%.
On August 28, 2024, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC High Yield Securities, LLC (“Barclays Repo SPV”), entered into a master repurchase agreement (the “Barclays Repo Agreement”), with the Barclays Repo SPV as the seller, and Barclays Bank PLC as the purchaser. There is no maximum aggregate commitments to purchase real estate securities under the Barclays Repo Agreement. Obligations under the Barclays Repo SPV are secured by a first priority security interest in all of the real estate securities pledged under Barclays Repo SPV. The obligations of Barclays Repo SPV under the Barclays Repo Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays Repo Agreement will mature, and will be due and payable when the pledged real estate securities mature or are sold by the Company. The Barclays Repo Agreement bore interest at one-month SOFR plus an average spread of 1.00%.
The following table represents the Company's repurchase agreements as of December 31, 2024:

	Maturity Date	Interest Expense Incurred	Ending Weighted Average Interest Rate	Amount Pledged	Amount per Consolidated Statements of Assets and Liabilities
FBRED BDC BB FLOAT, LLC (“Barclays SPV”)	6/24/2027	$4,673	6.27%	$297,541	$215,594
FBRED BDC High Yield Securities, LLC ("JPM Repo SPV")	N/A	283	5.61%	13,875	11,576
FBRED BDC JPM Seller, LLC ("JPM SPV")	8/14/2026	3,025	4.70%	344,407	246,058
FBRED BDC Landings Finance, LLC (“Webster SPV”)	7/9/2026	363	6.50%	21,219	15,914
FBRED BDC High Yield Securities, LLC ("Barclays Repo SPV")	N/A	9	1.00%	15,111	12,058
Total		$8,353	5.36%	$692,153	$501,200
The combined weighted average borrowings outstanding was $156.2 million for the period ended December 31, 2024.
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 8, 2024, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 171.6%.
At December 31, 2024, the carrying amount of the Company's repurchase agreements approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's repurchase agreements is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2024, the Company's borrowings would be deemed to be Level 3, as defined in Note 5 - Fair Value Measurement.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended December 31, 2024

Note 7- Commitments & Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2024, the Company had unfunded commitments on delayed draw term loans of $127.9 million. As of December 31, 2024, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
26 W 9th Street LLC	Mezzanine	Delayed Draw	$2,801	$908
26 W 9th Street LLC	Senior Mortgage	Delayed Draw	25,210	8,596
50 West BSP Owner LLC	Mezzanine	Delayed Draw	2,656	110
50 West BSP Owner LLC	Senior Mortgage	Delayed Draw	44,107	1,827
AVR Eugene Hotel LLC	Senior Mortgage	Delayed Draw	12,598	3,629
Blue Suede Hospitality Group	Senior Mortgage	Delayed Draw	19,510	1,174
Grand Cypress Apartments, LLC	Senior Mortgage	Delayed Draw	50,000	1,516
GVP TC Wilmer Property Owner, LLC	Senior Mortgage	Delayed Draw	46,027	8,949
Hallandale Oasis 2019 LLC	Senior Mortgage	Delayed Draw	23,098	16,711
Insite Orlando Two, LLC	Senior Mortgage	Delayed Draw	22,795	7,726
Olymbec Viscount LLC	Senior Mortgage	Delayed Draw	8,819	460
Paraiso 256, LLC	Senior Mortgage	Delayed Draw	29,896	2,885
Rise Bridgeview, LLC	Senior Mortgage	Delayed Draw	12,724	1,987
S2 Pleasantdale LLC	Senior Mortgage	Delayed Draw	22,809	4,731
SL 418, LLC	Senior Mortgage	Delayed Draw	48,701	904
WHK Waterfront Urban Renewal LLC	Senior Mortgage	Delayed Draw	50,000	46,653
WHK Waterfront Mezz LLC	Mezzanine	Delayed Draw	19,091	19,091
Total			$440,842	$127,857
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
As of December 31, 2024, The Company had capital commitments totaling $526.5 million with unfunded commitments totaling $176.5 million and a percent called ratio of 66.5%. The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from March 11, 2024 (date of inception) to December 31, 2024:

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended December 31, 2024

Share Issue Date	Shares Issued	Net Proceeds Received
June 12, 2024	60	$2
June 20, 2024	4,199,999	104,999
July 10, 2024	2,347,417	60,000
August 7, 2024	4,250,388	110,000
November 14, 2024	2,786,033	75,000
Total Capital Drawdowns	13,583,897	$350,001
Distributions
The Company’s Board of Trustees declared a distribution of $13.2 million, or $0.97 per share, for the period from March 11, 2024 (date of inception) to December 31, 2024, which was paid in January 2025 to shareholders of record as of December 26, 2024.
Note 9 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per Common Share for the period from March 11, 2024 (date of inception) to December 31, 2024:

For the period from March 11, 2024 (date of inception) to December 31, 2024
Basic and diluted
Net increase in net assets resulting from operations	$22,060
Weighted average shares outstanding	7,419,218
Net increase in net assets resulting from operations per share (basic and diluted)(1)	$2.97
(1) The Company does not have any outstanding anti-dilutive instruments as of December 31, 2024.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended December 31, 2024

Note 10 - Financial Highlights
The following is a schedule of financial highlights for the period from March 11, 2024 (date of inception) to December 31, 2024:

For the period from March 11, 2024 (date of inception) to December 31, 2024
Per share data:
Net asset value, beginning of period	$—
Net investment income(4)	1.89
Net change in unrealized gain on investments(4)	1.07
Net realized gain on sale of real estate securities(4)	0.01
Net increase in net assets resulting from operations(4)	2.97
Common Shareholder distributions from net investment income	(0.97)
Issuance of Common Shares	25.00
Net increase in net assets	27.00
Other(1)	(0.58)
Net asset value, end of period	$26.42
Shares outstanding at end of period	13,583,897
Total return(2)	9.55%

Ratio/Supplemental data attributable to Common Shares:
Total net assets attributable to Common Shares, end of period	358,841

Ratio of net investment income to average net assets attributable to Common Shares(3)	5.48%
Ratio of total expenses to average net assets attributable to Common Shares(3)	6.56%
Ratio of net expenses to average net assets attributable to Common Shares(3)	3.60%
Ratio of gross operating expenses to average net assets attributable to Common Shares(3)(5)	3.07%
Ratio of net operating expenses to average net assets attributable to Common Shares(3)(6)	0.10%
Ratio of total investment income less interest and debt fees to average net assets attributable to Common Shares(3)(7)	5.58%
Portfolio turnover rate(8)	5.68%
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
(3) Average net assets are computed by taking the daily weighted average of our net assets for the period being reported.
(4) The per share data was derived by using the weighted average shares outstanding during the period.
(5) Gross operating expenses are defined as total expenses less interest and debt fees for the period.
(6) Net operating expenses are defined as net expenses less interest and debt fees for the period.
(7) Also referred to as net interest margin.
(8) Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the daily weighted average of the investments at fair value.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended December 31, 2024

Note 11 - Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to provide high current income while maintaining downside protection on its investments. The Chief Operating Decision Maker (“CODM”) is comprised of the Company’s President of Commercial Real Estate and the Chief Financial Officer/Chief Operating Officer, and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). The CODM uses net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected in total assets on the accompanying Consolidated Statement of Assets and Liabilities and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.

Note 12 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K. The following activity took place subsequent to the year ended December 31, 2024.
Common Shares
On January 15, 2025, Franklin BSP Real Estate Debt BDC (the “Company”) issued unregistered common shares of beneficial interest in the Company, par value $0.001 per share (the “Common Shares”), to certain investors pursuant to capital drawdown notices issued by the Company and sent to each of such investors. The offer and sale of the Common Shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D promulgated thereunder. The following table details the amount of Common Shares sold and consideration therefor:

Date of Unregistered Sale	Aggregate Amount of Common Shares	Consideration
January 15, 2025	3,769,318	$100,000,000

Series A Preferred Shares
On January 17, 2025, the Company issued and sold 125 shares of its 12.0% Series A Cumulative Preferred Shares, par value $0.001 per share (the “Series A Preferred Shares”), for $1,000 per share to a select group of individual investors who are “accredited investors” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act. The offering allowed the Company to meet the 100 shareholder requirement for REIT qualification purposes.

The Series A Preferred Shares are governed by that certain Supplement to the Third Amended and Restated Agreement and Declaration of Trust of Franklin BSP Real Estate Debt BDC Relating to 12.0% Series A Cumulative Preferred Shares, dated January 17, 2025.

Capital Commitments
On January 8, 2025, the Company executed a short form subscription agreement with an existing shareholder for $100 million in additional capital commitments callable by the Company in exchange for Common Shares.
On February 12, 2025, the Company executed a new subscription agreement for $7.5 million in new capital commitments callable by the Company in exchange for Common Shares.

Repurchase Agreements
On February 20, 2025, the Company increased the aggregate commitment to purchase loans under the Barclays Agreement from $250 million to $400 million.
On March 13, 2025, the Company's wholly-owned, consolidated subsidiary, FBRED BDC WWH Seller, LLC ("Wells Fargo SPV"), entered into a master repurchase agreement (the "Wells Fargo Agreement"), with Wells Fargo SPV as the seller, and Wells Fargo Bank, National Association, as the purchaser. The aggregate commitment to purchase the loans under the Wells Fargo Agreement is $150 million.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended December 31, 2024