Form 10-Q
period 2025-03-31
Franklin BSP Real Estate Debt BDC
filed 2025-05-09
CIK 2018545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
Commission file number: 814-01736
FRANKLIN BSP REAL ESTATE DEBT BDC
(Exact name of registrant as specified in its charter)

Delaware	One Madison Avenue,	99-1918767
(State or Other Jurisdiction of Incorporation or Organization)	New York, New York 10010	(I.R.S. Employer Identification No.)
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2025, the issuer had: 20,167,473.60 common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding.

FRANKLIN BSP REAL ESTATE DEBT BDC
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2025

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)	2
Consolidated Statements of Assets and Liabilities as of March 31, 2025 (Unaudited) and December 31, 2024	2
Consolidated Statements of Operations for the three months ended March 31, 2025 and for the period from March 11, 2024 (inception) through March 31, 2024 (Unaudited)	3
Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2025 and for the period from March 11, 2024 (inception) through March 31, 2024 (Unaudited)	4
Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and for the period from March 11, 2024 (inception) through March 31, 2024 (Unaudited)	5
Consolidated Schedules of Investments as of March 31, 2025 (Unaudited) and December 31, 2024	6
Notes to Consolidated Financial Statements (Unaudited)	13
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	48
Item 4. Controls and Procedures	49
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	50
Item 1A. Risk Factors	50
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3. Defaults Upon Senior Securities	50
Item 4. Mine Safety Disclosures	50
Item 5. Other Information	50
Item 6. Exhibits	51
Signatures	52

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Amounts in thousands, except share and per share)

	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Investments at fair value:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,108,079 and $834,884, respectively)	$1,117,329	$842,856
Cash	13,689	28,489
Interest and fees receivable	4,553	3,303
Deferred financing costs	2,269	1,509
Due from advisor	278	—
Total assets	$1,138,118	$876,157

Liabilities
Repurchase agreements	$673,508	$501,200
Interest Payable	1,734	1,356
Accrued administration fees	1,052	562
Distribution payable	—	13,220
Other payable	694	978
Total liabilities	$676,988	$517,316

Commitments & Contingencies (Note 7)
Redeemable Series A Cumulative Preferred Shares, $0.001 par value, 125 shares authorized; 125 issued and outstanding as of March 31, 2025, and none issued and outstanding as of December 31, 2024, net of offering costs	$111	$—
Total net assets applicable to common shareholders	$461,019	$358,841

Net assets applicable to common shareholders
Common Shares, $0.001 par value, unlimited shares authorized, 17,353,215 and 13,583,897 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$17	$14
Paid-in-capital in excess of par value	449,986	349,987
Distributable earnings (loss)	11,016	8,840
Total net assets applicable to common shareholders	$461,019	$358,841
Total liabilities, redeemable preferred shares and net assets applicable to common shareholders	$1,138,118	$876,157
Net asset value per share applicable to common shares	$26.57	$26.42
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31, 2025	For the period from March 11, 2024 (date of inception) to March 31, 2024
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$22,045	$—
Fees and other income	698	—
Total investment income (loss)	$22,743	$—

Operating Expenses
Interest and debt fees	$9,728	$—
Administration fees	490	—
Management fees	1,259	15
Incentive fees	1,772	—
Directors’ fees	27	—
Organizational costs	—	396
Legal expenses	312	—
Other expenses	562	—
Total expenses	$14,150	$411
Less: waivers (Note 3)	(4,307)	(15)
Net expenses	$9,843	$396

Net investment income (loss)	$12,900	$(396)

Realized and unrealized gain (loss) on investments:
Change in unrealized appreciation (depreciation) from:
Non-controlled, non-affiliated investments	$1,278	$—
Total net realized and unrealized appreciation (depreciation) on investments	$1,278	$—

Net increase (decrease) in net assets resulting from operations	$14,178	$(396)

Weighted average shares outstanding	16,766,876	—
Net Investment Income per share (basic and diluted)	0.77	—
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	0.85	—

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31, 2025	For the period from March 11, 2024 (date of inception) to March 31, 2024
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$12,900	$(396)
Net change in unrealized appreciation (depreciation)	1,278	—
Net increase (decrease) in net assets resulting from operations	$14,178	$(396)

Shareholder Distributions
Distributions declared from earnings ($0.69 per share)	$(12,000)	$—
Net increase (decrease) in net assets resulting from shareholder distributions	$(12,000)	$—

Capital share transactions
Issuance of Common Shares, net of offering costs and advisor reimbursement	$100,000	$—
Net increase (decrease) in net assets resulting from capital share transactions	$100,000	$—

Total increase (decrease) in net assets	$102,178	$(396)
Net assets at beginning of period	358,841	—
Net assets at end of period	$461,019	$(396)

Capital share activity
Shares issued	3,769,318	—
Net increase (decrease) in shares outstanding	3,769,318	—

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31, 2025	For the period from March 11, 2024 (date of inception) to March 31, 2024
Operating activities:
Net increase (decrease) in net assets from operations	$14,178	$(396)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination of loans	(279,517)	—
Loan origination fees collected	2,970	—
Net (accretion) on investments	(1,621)	—
Proceeds from sales of real estate securities and loans	4,973	—
Amortization of deferred financing fees	235	—
Net change in unrealized (appreciation) depreciation on investments	(1,278)	—
(Increase) decrease in operating assets:
Interest and fees receivable	(1,249)	—
Due from advisor	(278)	—
Increase (decrease) in operating liabilities:
Accrued administration fee	490	—
Accrued organizational costs	—	396
Interest payable	377	—
Other payable	(283)	—
Net cash provided by (used in) operating activities	$(261,003)	$—

Financing activities:
Payments of financing costs	$(995)	$—
Proceeds from borrowings on repurchase agreements	175,295	—
Paydowns on repurchase agreements	(2,988)	—
Proceeds from issuance of common shares	100,000	—
Proceeds from issuance of Series A preferred shares	125	—
Series A preferred shares offering costs	(14)	—
Common shareholder distributions	(25,220)	—
Net cash provided by (used in) financing activities	$246,203	$—

Net increase (decrease) in cash	$(14,800)	$—
Cash, beginning of period	28,489	—
Cash, end of period	$13,689	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2025
(Unaudited)

Portfolio Company (1)(2)(6)(8)	Spread Above Reference Rate (3)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets
Senior Mortgage - 230.7%
Hospitality - 35.9%
68 East Avenue Austin, LLC (5)(7)(9)	SOFR+ 4.00%	8.32%	8/9/2026	$22,320	$22,165	$22,320	4.8%
AVR Eugene Hotel LLC (5)(7)(14)	SOFR+ 4.50%	8.82%	7/9/2026	12,235	12,153	12,235	2.7%
AWH Dallas PC Hotel, LP (5)(7)(9)	SOFR+ 3.25%	7.57%	1/9/2027	10,641	10,550	10,641	2.3%
Blue Suede Hospitality Group (5)(7)(9)(14)	SOFR+ 4.40%	8.72%	8/9/2026	18,336	18,201	18,336	4.0%
DK LDOI IV Aggregate Holdco LP (5)(7)(9)	SOFR+ 4.03%	8.35%	7/9/2027	36,927	36,589	36,927	8.0%
Insite Orlando Two, LLC (5)(7)(10)(14)	SOFR+ 4.75%	9.07%	11/9/2027	15,270	15,074	15,270	3.3%
West 63 Empire Associates LLC (Senior) (5)(7)(9)	SOFR+ 3.41%	7.73%	1/9/2026	50,000	49,630	50,000	10.8%
Subtotal Hospitality					$164,362	$165,729	35.9%

Industrial - 19.9%
6304 Sheriff Road LLC (5)(7)(9)(14)	SOFR+ 3.65%	7.97%	2/9/2028	$35,196	$34,833	$35,196	7.6%
Creekside Logistics Center Owner, LLC (5)(7)(9)(14)	SOFR+ 3.65%	7.97%	3/9/2027	9,919	9,775	9,919	2.2%
GVP TC Wilmer Property Owner, LLC (5)(7)(9)(14)	SOFR+ 3.75%	8.07%	10/9/2027	38,059	37,684	38,059	8.3%
Olymbec Viscount LLC (5)(7)(10)(14)	SOFR+ 3.50%	7.82%	12/9/2026	8,359	8,285	8,359	1.8%
Subtotal Industrial					$90,577	$91,533	19.9%

Mixed Use - 9.4%
GDC White Plains Fee LLC (5)(7)(9)	SOFR+ 5.35%	9.67%	12/9/2025	$43,315	$43,023	$43,315	9.4%
Subtotal Mixed Use					$43,023	$43,315	9.4%

Multifamily - 162.1%
1915 WBP Owner, LLC (5)(7)(14)	SOFR+ 2.75%	7.07%	4/9/2028	$10,099	$9,989	$10,099	2.2%
26 W 9th Street LLC (5)(7)(14)	SOFR+ 5.25%	9.57%	8/9/2025	17,715	17,626	17,715	3.8%
50 West BSP Owner LLC (5)(7)(9)(14)	SOFR+ 2.95%	7.27%	12/9/2026	42,693	42,332	42,693	9.3%
Admiral's Cove Holdings LLC (5)(7)(10)	SOFR+ 2.75%	7.07%	8/9/2026	46,837	46,522	46,837	10.1%
ALP Delaware, LLC (5)(7)(11)	SOFR+ 3.05%	7.37%	7/9/2026	21,219	21,081	21,219	4.6%
Augusta Flats 2024 LP (5)(7)(9)	SOFR+ 2.95%	7.27%	11/9/2027	15,077	14,947	15,077	3.3%
Bristol LLC (5)(7)	SOFR+ 3.00%	7.32%	4/9/2027	30,412	30,111	30,412	6.6%
Caledon Owner, LLC (5)(7)(9)	SOFR+ 3.25%	7.57%	12/9/2027	13,641	13,519	13,641	3.0%
Canal Properties LLC (5)(7)(9)	SOFR+ 3.75%	8.07%	12/9/2026	12,205	12,106	12,205	2.6%
CRP/RPM LYV Broadway GP, LLC (5)(7)(10)	SOFR+ 2.80%	7.12%	7/9/2027	44,250	43,992	44,250	9.6%
CS Harvey, LTD. (5)(7)(10)	SOFR+ 2.90%	7.22%	10/9/2026	35,200	34,935	35,200	7.6%
EPH 51, LLC (5)(7)(9)	SOFR+ 3.15%	7.47%	2/9/2027	30,000	29,738	30,000	6.5%
Gainsville Properties III, LLC (5)(7)(9)	SOFR+ 3.50%	7.82%	12/9/2026	20,192	20,023	20,192	4.4%

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2025
(Unaudited)

Portfolio Company (1)(2)(6)(8)	Spread Above Reference Rate (3)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets
Grand Cypress Apartments, LLC (5)(7)(10)(14)	SOFR+ 2.75%	7.07%	9/9/2027	$49,228	$48,926	$49,228	10.6%
Hallandale Oasis 2019 LLC (5)(7)(14)	SOFR+ 8.30%	12.62%	8/9/2026	8,637	8,482	8,637	1.9%
Haven at the Gulch, LLC (5)(7)(9)	SOFR+ 2.90%	7.22%	2/9/2027	22,548	22,336	22,548	4.9%
INTEGRA MYST LIMITED PARTNERSHIP (5)(7)(10)	SOFR+ 3.21%	7.53%	3/9/2027	23,429	23,199	23,429	5.1%
Paraiso 256, LLC (5)(7)(10)(14)	SOFR+ 2.75%	7.07%	9/9/2027	28,645	28,461	28,645	6.2%
Pines at Woodcreek Leasehold LLC (5)(7)(10)	SOFR+ 3.50%	7.82%	4/9/2028	13,845	13,709	13,845	3.0%
PRE Mirage Propco, LLC (5)(7)(10)	SOFR+ 3.25%	7.57%	2/9/2027	13,820	13,701	13,820	3.0%
PREF Montabella PropCo, LLC & PREF Dominion PropCo, LLC (5)(7)(10)	SOFR+ 4.00%	8.32%	2/9/2027	10,411	10,322	10,411	2.3%
Racetrack Properties I, LLC (5)(7)(9)	SOFR+ 2.95%	7.27%	10/9/2026	44,300	43,967	44,300	9.6%
Rise Bridgeview, LLC (5)(7)(10)(14)	SOFR+ 3.25%	7.57%	1/9/2028	10,737	10,622	10,737	2.3%
Rise Stone Gate, LLC & Artic Investments, LLC (5)(7)(10)(14)	SOFR+ 3.25%	7.57%	3/9/2028	7,585	7,496	7,585	1.6%
S2 Pleasantdale LLC (5)(7)(9)(14)	SOFR+ 2.75%	7.07%	11/9/2027	18,786	18,589	18,786	4.1%
SL 418, LLC (5)(7)(10)(14)	SOFR+ 2.75%	7.07%	9/9/2027	47,981	47,690	47,981	10.4%
Smart Living Texas City MM, LLC (5)(7)(10)	SOFR+ 3.80%	8.12%	7/9/2025	14,200	14,160	14,200	3.1%
VCP Kennesaw, LLC (5)(7)(9)	SOFR+ 2.95%	7.27%	11/9/2026	47,227	46,856	47,227	10.2%
VCP Manager LLC (5)(7)(9)	SOFR+ 3.10%	7.42%	10/9/2026	29,380	29,162	29,380	6.4%
WHK Waterfront Urban Renewal LLC (5)(7)(14)	SOFR+ 5.50%	9.82%	7/9/2027	3,504	3,127	3,504	0.8%
Woodbine MF TIC 1 LLC (5)(7)(9)	SOFR+ 2.75%	7.07%	9/9/2027	13,680	13,570	13,680	3.0%
Subtotal Multifamily					$741,296	$747,483	162.1%

Self Storage - 3.4%
Silver Star Delray, LLC (5)(7)(10)	SOFR+ 3.50%	7.82%	8/9/2026	$15,530	$15,427	$15,530	3.4%
Subtotal Self Storage					$15,427	$15,530	3.4%

Subtotal Senior Mortgage					$1,054,685	$1,063,590	230.7%

Mezzanine - 5.4%
Hospitality - 1.6%
AWH Dallas PC Hotel, LP (5)(7)	SOFR+ 10.51%	14.83%	1/9/2027	$1,046	$1,037	$1,046	0.2%
West 63 Empire Associates LLC (Mezz) (5)(7)(9)	SOFR+ 11.00%	15.32%	1/9/2026	6,250	6,206	6,250	1.4%
Subtotal Hospitality					$7,243	$7,296	1.6%

Mixed Use - 1.2%
GDC White Plains SPE LLC (5)(7)(9)		16.00%	12/9/2025	$5,556	$5,518	$5,555	1.2%
Subtotal Mixed Use					$5,518	$5,555	1.2%

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2025
(Unaudited)

Portfolio Company (1)(2)(6)(8)	Spread Above Reference Rate (3)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets
Multifamily - 2.6%
26 W 9th Street LLC (5)(7)(14)	SOFR+ 12.75%	17.07%	8/9/2025	$2,056	$2,046	$2,056	0.4%
50 West BSP Owner LLC (5)(7)(9)(14)	SOFR+ 8.23%	12.55%	12/9/2026	2,571	2,550	2,571	0.6%
Admiral's Cove Holdings Mezz LLC (5)(7)(10)	SOFR+ 6.75%	11.07%	8/9/2026	3,163	3,141	3,163	0.7%
INTEGRA MYST FLORIDA CAPITAL LP (5)(7)(10)	SOFR+ 7.18%	11.50%	3/9/2027	1,838	1,819	1,838	0.4%
WHK Waterfront Urban Renewal LLC (5)(7)(14)	SOFR+ 11.90%	16.22%	7/9/2027	2,340	2,152	2,340	0.5%
Subtotal Multifamily					$11,708	$11,968	2.6%

Subtotal Mezzanine					$24,469	$24,819	5.4%

Real Estate Securities - 6.3%
Hospitality - 3.3%
BX 2024-SLCT D (7)(13)	SOFR+ 2.94%	7.26%	1/15/2030	$15,111	$15,079	$15,027	3.3%
Subtotal Hospitality					$15,079	$15,027	3.3%

Industrial - 1.1%
DBGS 2024-SBL D (7)(12)	SOFR+ 3.54%	7.86%	8/15/2039	$5,000	$4,989	$5,004	1.1%
Subtotal Industrial					$4,989	$5,004	1.1%

Multifamily - 1.9%
NYC 2024-3ELV C (7)(12)	SOFR+ 2.84%	7.16%	8/15/2029	$8,875	$8,857	$8,889	1.9%
Subtotal Multifamily					$8,857	$8,889	1.9%

Subtotal Real Estate Securities					$28,925	$28,920	6.3%

Total Investments - 242.4%					$1,108,079	$1,117,329	242.4%

(1) All investments are U.S. domiciled.
(2) All debt investments are income-producing, unless otherwise noted.
(3) The investments herein bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR”), which typically resets monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at March 31, 2025. As of March 31, 2025, rates for 1M SOFR, 3M SOFR, 6M SOFR, 12M SOFR are 4.32%, 4.29%, 4.19%, and 4.01%, respectively. Certain investments are subject to a SOFR floor.
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
March 31, 2025
(Unaudited)
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
(7) Represents co-investments made with the Company’s affiliates. Refer to Note 3 - Related Party Transactions.
(8) All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2025, qualifying assets represent 100.0% of the Company's total assets.
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

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (1)(2)(6)(8)	Spread Above Reference Rate (3)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets
Senior Mortgage - 222.7%
Hospitality - 32.7%
68 East Avenue Austin, LLC (5)(7)(9)	SOFR+ 4.00%	8.33%	8/9/2026	$22,320	$22,129	$22,320	6.2%
AVR Eugene Hotel LLC (5)(7)(14)	SOFR+ 4.50%	8.83%	7/9/2026	8,969	8,868	8,969	2.5%
AWH Dallas PC Hotel, LP (5)(7)	SOFR+ 3.25%	7.58%	1/9/2027	10,641	10,534	10,641	3.0%
Blue Suede Hospitality Group (5)(7)(9)(14)	SOFR+ 4.40%	8.73%	8/9/2026	18,336	18,169	18,336	5.1%
DK LDOI IV Aggregate Holdco LP (5)(7)(9)	SOFR+ 4.03%	8.36%	7/9/2027	41,900	41,521	41,900	11.7%
Insite Orlando Two, LLC (5)(7)(10)	SOFR+ 4.75%	9.08%	11/9/2027	15,069	14,849	15,069	4.2%
Subtotal Hospitality					$116,070	$117,235	32.7%

Industrial - 12.6%
GVP TC Wilmer Property Owner, LLC (5)(7)(9)(14)	SOFR+ 3.75%	8.08%	10/9/2027	$37,077	$36,640	$37,077	10.3%
Olymbec Viscount LLC (5)(7)(14)	SOFR+ 3.50%	7.83%	12/9/2026	8,359	8,272	8,359	2.3%
Subtotal Industrial					$44,912	$45,436	12.6%

Mixed Use - 12.1%
GDC White Plains Fee LLC (5)(7)	SOFR+ 5.35%	9.68%	12/9/2025	$43,315	$42,899	$43,315	12.1%
Subtotal Mixed Use					$42,899	$43,315	12.1%

Multifamily - 161.0%
26 W 9th Street LLC (5)(7)(14)	SOFR+ 5.25%	9.58%	8/9/2025	$16,613	$16,453	$16,613	4.6%
50 West BSP Owner LLC (5)(7)(9)(14)	SOFR+ 2.95%	7.28%	12/9/2026	42,281	41,855	42,281	11.8%
Admiral's Cove Holdings LLC (5)(7)(10)	SOFR+ 2.75%	7.08%	8/9/2026	46,837	46,449	46,837	13.1%
ALP Delaware, LLC (5)(7)(11)	SOFR+ 3.05%	7.38%	7/9/2026	21,219	21,047	21,219	5.9%
Augusta Flats 2024 LP (5)(7)(9)	SOFR+ 2.95%	7.28%	11/9/2027	15,077	14,930	15,077	4.2%
Caledon Owner, LLC (5)(7)	SOFR+ 3.25%	7.58%	12/9/2027	13,641	13,505	13,641	3.8%
Canal Properties LLC (5)(7)(9)	SOFR+ 3.75%	8.08%	12/1/2026	12,205	12,088	12,205	3.4%
CRP/RPM LYV Broadway GP, LLC (5)(7)(10)	SOFR+ 2.80%	7.13%	7/9/2027	44,250	43,950	44,250	12.3%
CS Harvey, LTD. (5)(7)(10)	SOFR+ 2.90%	7.23%	10/9/2026	35,200	34,881	35,200	9.8%
Gainsville Properties III, LLC (5)(7)	SOFR+ 3.50%	7.83%	12/9/2026	20,192	19,992	20,192	5.6%
Grand Cypress Apartments, LLC (5)(7)(10)(14)	SOFR+ 2.75%	7.08%	9/9/2027	48,484	48,139	48,484	13.5%
Hallandale Oasis 2019 LLC (5)(7)(14)	SOFR+ 8.30%	12.63%	8/9/2026	6,388	6,200	6,388	1.8%
Paraiso 256, LLC (5)(7)(10)(14)	SOFR+ 2.75%	7.08%	9/9/2027	27,011	26,801	27,011	7.5%
Racetrack Properties I, LLC (5)(9)	SOFR+ 2.95%	7.28%	10/9/2026	44,300	43,898	44,300	12.3%
Rise Bridgeview, LLC (5)(7)(14)	SOFR+ 3.25%	7.58%	1/9/2028	10,737	10,609	10,737	3.0%
S2 Pleasantdale LLC (5)(7)(9)(14)	SOFR+ 2.75%	7.08%	11/9/2027	18,078	17,858	18,078	5.0%
SL 418, LLC (5)(7)(10)(14)	SOFR+ 2.75%	7.08%	9/9/2027	47,797	47,461	47,797	13.3%

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (1)(2)(6)(8)	Spread Above Reference Rate (3)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets
Smart Living Texas City MM, LLC (5)(7)(10)	SOFR+ 3.80%	8.13%	7/9/2025	$14,200	$14,120	$14,200	4.0%
VCP Kennesaw, LLC (5)(7)(9)	SOFR+ 2.95%	7.28%	11/9/2026	47,227	46,784	47,227	13.2%
VCP Manager LLC (5)(7)(9)	SOFR+ 3.10%	7.43%	10/9/2026	29,380	29,117	29,380	8.2%
WHK Waterfront Urban Renewal LLC (5)(7)(14)	SOFR+ 5.50%	9.83%	7/9/2027	3,347	2,928	3,347	0.9%
Woodbine MF TIC 1 LLC (5)(7)(9)	SOFR+ 2.75%	7.08%	9/9/2027	13,680	13,555	13,680	3.8%
Subtotal Multifamily					$572,620	$578,144	161.0%

Self Storage - 4.3%
Silver Star Delray, LLC (5)(7)(10)	SOFR+ 3.50%	7.83%	8/9/2026	$15,530	$15,402	$15,530	4.3%
Subtotal Self Storage					$15,402	$15,530	4.3%

Subtotal Senior Mortgage					$791,903	$799,660	222.7%

Mezzanine - 3.9%
Hospitality - 0.3%
AWH Dallas PC Hotel, LP (5)(7)(14)	SOFR+ 10.51%	14.84%	1/9/2027	$1,046	$1,036	$1,046	0.3%
Subtotal Hospitality					$1,036	$1,046	0.3%

Mixed Use - 1.5%
GDC White Plains SPE LLC (5)(7)		16.00%	12/9/2025	$5,556	$5,501	$5,556	1.5%
Subtotal Mixed Use					$5,501	$5,556	1.5%

Multifamily - 2.1%
26 W 9th Street LLC (5)(7)(14)	SOFR+ 12.75%	17.08%	8/9/2025	$1,893	$1,875	$1,893	0.5%
50 West BSP Owner LLC (5)(7)(9)(14)	SOFR+ 8.23%	12.56%	12/9/2026	2,546	2,520	2,546	0.7%
Admiral's Cove Holdings Mezz LLC (5)(7)(10)	SOFR+ 6.75%	11.08%	8/9/2026	3,163	3,135	3,163	0.9%
Subtotal Multifamily					$7,530	$7,602	2.1%

Subtotal Mezzanine					$14,067	$14,204	3.9%

Real Estate Securities - 8.1%
Hospitality - 4.2%
BX 2024-SLCT D (7)(13)	SOFR+ 2.94%	7.27%	1/15/2030	$15,111	$15,073	$15,086	4.2%
Subtotal Hospitality					$15,073	$15,086	4.2%

Industrial - 1.4%
DBGS 2024-SBL D (7)(12)	SOFR+ 3.54%	7.87%	8/15/2039	$5,000	$4,988	$5,016	1.4%
Subtotal Industrial					$4,988	$5,016	1.4%

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

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

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

Note 1 - Organization
Franklin BSP Real Estate Debt BDC (the “Company”) is an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on June 6, 2024 and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a real estate investment trust (“REIT”). The Company was formed as a Delaware statutory trust on March 11, 2024 (date of inception). As a BDC, the Company must comply with certain regulatory requirements.
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

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The Company's unaudited consolidated financial statements and related footnotes have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the period ended December 31, 2024, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 27, 2025, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this report.
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
For the period ended March 31, 2025
(Unaudited)

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
Management Fee
The Management Fee is payable quarterly in arrears and is calculated at an annual rate of 0.50% based on the average value of the Company’s gross assets at the end of the two most recently completed quarters.
Incentive Fee
The Incentive Fee consists of two parts. The first part, referred to as the “Incentive Fee on Income,” is calculated and payable quarterly in arrears based on the Company’s “pre-incentive fee net investment income” (as defined below) for the immediately preceding quarter. The term “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred share, but excluding the Incentive Fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing the Company’s pre-incentive fee net investment income, the calculation methodology will look through total return swaps (to the extent the Company invests in any, which it does not currently intend to) as if the Company owned the referenced assets directly.
The payment of the Incentive Fee on Income shall be subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on the value of the Company’s net assets at the end of the most recently completed calendar quarter, subject to a “catch up” feature (as described below). The calculation of the Incentive Fee on Income is as follows:
•No Incentive Fee on Income shall be payable to the Advisor in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the preferred return rate of 1.25% per quarter (or 5.00% annualized) (the “Preferred Return”) on net assets;
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
For the period ended March 31, 2025
(Unaudited)

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
GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company based upon investments held at the end of each period. In such a calculation, in order to calculate the accrual for the Incentive Fee on Capital Gains During Operations in accordance with GAAP for a given period, the Company includes unrealized appreciation in calculating the accrual for the Incentive Fee on Capital Gains During Operations even though such unrealized appreciation is not included in calculating the capital gains incentive fee payable under the Investment Advisory Agreement. There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, the accrual for the Incentive Fee on Capital Gains During Operations, as calculated and accrued in accordance with GAAP, does not necessarily represent amounts that will be payable under the Investment Advisory Agreement.
For the three months ended March 31, 2025, the Company accrued $0.2 million in Incentive Fee on Capital Gains During Operations on unrealized appreciation in accordance with GAAP, none of which was payable to the Advisor under the Investment Advisory Agreement.
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
Expense Limitation Agreement
The Company has entered into an Expense Limitation Agreement (the ‘Expense Limitation Agreement”) with the Advisor. Under the Expense Limitation Agreement, the Advisor agrees on a quarterly basis to reimburse the Company’s Specified Expenses (as defined below) to the extent that such annualized Specified Expenses in respect of the relevant quarter exceed 0.10% of the Company’s quarter-end net asset value (the “Expense Limitation”). Any reimbursement is not subject to recoupment. Specified Expenses shall mean the Company’s initial organizational and offering costs as well as its total operating expenses, inclusive of any fees the Company has agreed to bear pursuant to 4(b) of the Administration Agreement, but excluding (1) expenses directly related to the interest costs and structuring costs for borrowing and line(s) of credit, taxes, litigation or extraordinary expenses; (2) any tax, litigation and extraordinary expenses related to any structuring, litigation or other actions taken by the Advisor to preserve or enhance the value of investments for the Company’s shareholders; and (3) the incentive fees. The Expense Limitation Agreement shall be in effect during the term of the Company, unless and until the Board of Trustees approves its modification or termination.
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
For the period ended March 31, 2025
(Unaudited)

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
The following table represents the Company's investment portfolio as of March 31, 2025:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Mortgage	$1,054,685	$1,063,590	95.2%
Mezzanine	24,469	24,819	2.2%
Real Estate Securities	28,925	28,920	2.6%
Total	$1,108,079	$1,117,329	100.0%
The following table represents the Company's investment portfolio as of December 31, 2024:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Mortgage	$791,903	$799,660	94.9%
Mezzanine	14,067	14,204	1.7%
Real Estate Securities	28,914	28,992	3.4%
Total	$834,884	$842,856	100.0%
The following tables show the investment portfolio composition by industry grouping based on fair value at March 31, 2025 and December 31, 2024, respectively (dollars in thousands):

	At March 31, 2025
	Investments at Fair Value	Percentage of Total Portfolio
Multifamily	$768,340	68.8%
Hospitality	188,052	16.8%
Industrial	96,537	8.6%
Mixed Use	48,870	4.4%
Self Storage	15,530	1.4%
Total	$1,117,329	100.0%
As of March 31, 2025, 100% of investments held were based in the United States.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

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
For the period ended March 31, 2025
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
The following table presents fair value measurements of investments, by investment type, as of March 31, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Mortgage	$—	$—	$1,063,590	$1,063,590
Mezzanine	—	—	24,819	24,819
Real Estate Securities	—	28,920	—	28,920
Total	$—	$28,920	$1,088,409	$1,117,329
The following table presents fair value measurements of investments, by investment type, as of December 31, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Mortgage	$—	$—	$799,660	$799,660
Mezzanine	—	—	14,204	14,204
Real Estate Securities	—	28,992	—	28,992
Total	$—	$28,992	$813,864	$842,856

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

The following tables present a summary of changes in fair value of Level 3 assets by investment type for the three months ended March 31, 2025 and for the period from March 11, 2024 (date of inception) to December 31, 2024 (amounts in thousands):

	For the three months ended March 31, 2025
	Senior Mortgage (1)	Mezzanine (1)	Total
Balance as of January 1, 2025	$799,660	$14,204	$813,864
Origination of loans	268,901	10,616	279,517
Paydowns of loans	(4,973)	—	(4,973)
Loan origination fees collected	(2,698)	(272)	(2,970)
Net accretion on investments	1,554	58	1,612
Net change in unrealized appreciation (depreciation) on investments (2)	1,146	213	1,359
Balance as of March 31, 2025	$1,063,590	$24,819	$1,088,409
(1) There were no transfers into or out of Level 3 for the three months ended March 31, 2025.
(2) The total amount of unrealized gains relating to the Company’s Level 3 assets held was $1.4 million as of March 31, 2025.

	For the period from March 11, 2024 (date of inception) to December 31, 2024
	Senior Mortgage (1)	Mezzanine (1)	Total
Balance as of March 11, 2024	$—	$—	$—
Origination of loans	799,659	21,682	821,341
Loan origination fees collected	(8,642)	(241)	(8,883)
Net accretion on investments	885	21	906
Net change in unrealized appreciation (depreciation) on investments (2)	7,758	137	7,895
Sales of investments	—	(7,390)	(7,390)
Net realized gains (losses)	—	(5)	(5)
Balance as of December 31, 2024	$799,660	$14,204	$813,864
(1) There were no transfers into or out of Level 3 for the period from March 11, 2024 (date of inception) to December 31, 2024.
(2) The total amount of unrealized gains relating to the Company’s Level 3 assets held was $7.9 million as of December 31, 2024.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2025. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Mortgage	$87,704	Recent Transaction	n/a	n/a	n/a	n/a
Senior Mortgage	975,886	DCF Method	Discount Rate	2.65%	8.30%	3.46%
Mezzanine	1,838	Recent Transaction	n/a	n/a	n/a	n/a
Mezzanine	22,981	DCF Method	Discount Rate	6.75%	15.89%	11.53%
Total	$1,088,409
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2024. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Mortgage	$106,885	Recent Transaction	n/a	n/a	n/a	n/a
Senior Mortgage	692,775	DCF Method	Discount Rate	2.65%	8.30%	3.46%
Mezzanine	6,602	Recent Transaction	n/a	n/a	n/a	n/a
Mezzanine	7,602	DCF Method	Discount Rate	6.75%	12.75%	8.78%
Total	$813,864

Note 6 - Repurchase Agreements
On June 24, 2024, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC BB FLOAT, LLC (“Barclays SPV”), entered into a master repurchase agreement (the “Barclays Agreement”), with the Barclays SPV as the seller, and Barclays Bank PLC as the purchaser. On February 20, 2025, the Company increased the aggregate commitment to purchase loans under the Barclays Agreement from $250 million to $400 million. Obligations under the Barclays SPV are secured by a first priority security interest in all of the loans pledged under Barclays SPV. The obligations of Barclays SPV under the Barclays Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays Agreement will mature, and will be due and payable, on the maturity date, which is June 24, 2027. The Barclays Agreement bore interest at one-month SOFR plus an average spread of 1.67%.
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
On August 14, 2024, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC JPM Seller, LLC (“JPM SPV”), entered into a master repurchase agreement (the “JPM Agreement”), with the JPM SPV as the seller, and JPMorgan Chase Bank, National Association as the purchaser. The aggregate commitment to purchase the loans under the JPM Agreement is $500 million. Obligations under the JPM SPV are secured by a first priority security interest in all of the loans pledged under JPM SPV. The obligations of JPM SPV under the JPM Agreement are nonrecourse to the Company. Any amounts borrowed under the JPM Agreement will mature, and will be due and payable, on the maturity date, which is August 14, 2026. The JPM Agreement bore interest at one-month SOFR plus an average spread of 1.89%.
On September 3, 2024, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC Landings Finance, LLC (“Webster SPV”), entered into a master repurchase agreement (the “Webster Agreement”), with the Webster SPV as the seller, and Webster Bank, National Associate as the purchaser. The aggregate commitment to purchase a loan under the agreement is $15.9 million. Obligations under the Webster SPV are secured by a first priority security interest in the loan pledged under Webster SPV. The obligations of Webster SPV under the Webster Agreement are nonrecourse to the Company. Any amounts borrowed under the Webster Agreement will mature, and will be due and payable, on the maturity date, which is July 9, 2026. The Webster Agreement bore interest at one-month SOFR plus a spread of 1.95%.
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

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

On March 13, 2025, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC WWH Seller, LLC ("Wells Fargo SPV"), entered into a Master Repurchase and Securities Contract agreement (the "Wells Fargo Agreement"), with the Wells Fargo SPV as the seller, and Wells Fargo Bank, National Association, as the purchaser. The aggregate commitments to purchase the loans under the Wells Fargo Agreement is $150 million. Obligations under the Wells Fargo SPV are secured by a first priority security interest in all of the loans pledged under Wells Fargo SPV. The obligations of Wells Fargo SPV under the Wells Fargo Agreement are nonrecourse to the Company. Any amounts borrowed under the Wells Fargo Agreement will mature, and will be due and payable, on the maturity date, which is March 13, 2027. As of March 31, 2025, the Company has not entered into any borrowings under the agreement.
The following table represents the Company's repurchase agreements as of March 31, 2025:

	Maturity Date	Interest Expense Incurred	Ending Weighted Average Interest Rate	Amount Pledged	Amount per Consolidated Statements of Assets and Liabilities
FBRED BDC BB FLOAT, LLC (“Barclays SPV”)	6/24/2027	$8,188	5.91%	$390,327	$243,199
FBRED BDC High Yield Securities, LLC ("JPM Repo SPV")	N/A	436	5.28%	13,875	11,592
FBRED BDC JPM Seller, LLC ("JPM SPV")	8/14/2026	8,259	6.10%	588,818	390,744
FBRED BDC Landings Finance, LLC (“Webster SPV”)	7/9/2026	613	6.27%	21,219	15,914
FBRED BDC High Yield Securities, LLC ("Barclays Repo SPV")	N/A	169	5.32%	15,111	12,059
Total		$17,665	6.01%	$1,029,350	$673,508
The combined weighted average borrowings outstanding was $610.5 million for the period ended March 31, 2025.
The following table represents the Company's repurchase agreements as of December 31, 2024:

	Maturity Date	Interest Expense Incurred	Ending Weighted Average Interest Rate	Amount Pledged	Amount per Consolidated Statements of Assets and Liabilities
FBRED BDC BB FLOAT, LLC (“Barclays SPV”)	6/24/2027	$4,673	6.27%	$297,541	$215,594
FBRED BDC High Yield Securities, LLC ("JPM Repo SPV")	N/A	283	5.61%	13,875	11,576
FBRED BDC JPM Seller, LLC ("JPM SPV")	8/14/2026	3,025	4.70%	344,407	246,058
FBRED BDC Landings Finance, LLC (“Webster SPV”)	7/9/2026	363	6.50%	21,219	15,914
FBRED BDC High Yield Securities, LLC ("Barclays Repo SPV")	N/A	9	1.00%	15,111	12,058
Total		$8,353	5.36%	$692,153	$501,200
The combined weighted average borrowings outstanding was $156.2 million for the period ended December 31, 2024.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 8, 2024, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 168.5% and 171.6%, respectively.
At March 31, 2025, the carrying amount of the Company's repurchase agreements approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's repurchase agreements is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2025, the Company's borrowings would be deemed to be Level 3, as defined in Note 5 - Fair Value Measurement.

Note 7- Commitments & Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2025, the Company had unfunded commitments on delayed draw term loans of $140.0 million. As of March 31, 2025, the Company’s unfunded commitments consisted of the following:

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
1915 WBP Owner, LLC	Senior Mortgage	Delayed Draw	$11,255	$1,156
26 W 9th Street LLC	Mezzanine	Delayed Draw	2,801	745
26 W 9th Street LLC	Senior Mortgage	Delayed Draw	25,210	7,494
300 Pressler Street Owner, LLC	Mezzanine	Delayed Draw	2,218	2,218
300 Pressler Street Owner, LLC	Senior Mortgage	Delayed Draw	11,489	11,489
50 West BSP Owner LLC	Mezzanine	Delayed Draw	2,656	85
50 West BSP Owner LLC	Senior Mortgage	Delayed Draw	44,107	1,415
6304 Sheriff Road LLC	Senior Mortgage	Delayed Draw	40,350	5,154
AVR Eugene Hotel LLC	Senior Mortgage	Delayed Draw	12,598	363
Blue Suede Hospitality Group	Senior Mortgage	Delayed Draw	19,510	1,174
Creekside Logistics Center Owner, LLC	Senior Mortgage	Delayed Draw	14,701	4,782
Grand Cypress Apartments, LLC	Senior Mortgage	Delayed Draw	50,000	772
GVP TC Wilmer Property Owner, LLC	Senior Mortgage	Delayed Draw	46,027	7,967
Hallandale Oasis 2019 LLC	Senior Mortgage	Delayed Draw	23,098	14,461
Insite Orlando Two, LLC	Senior Mortgage	Delayed Draw	22,795	7,525
Olymbec Viscount LLC	Senior Mortgage	Delayed Draw	8,819	460
Paraiso 256, LLC	Senior Mortgage	Delayed Draw	29,896	1,251
Rise Bridgeview, LLC	Senior Mortgage	Delayed Draw	12,724	1,987
Rise Stone Gate, LLC & Artic Investments, LLC	Senior Mortgage	Delayed Draw	9,050	1,465
S2 Pleasantdale LLC	Senior Mortgage	Delayed Draw	22,809	4,022
SL 418, LLC	Senior Mortgage	Delayed Draw	48,701	719
WHK Waterfront Urban Renewal LLC	Senior Mortgage	Delayed Draw	50,000	46,496
WHK Waterfront Urban Renewal LLC	Mezzanine	Delayed Draw	19,091	16,751
Total			$529,905	$139,951

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
For the period ended March 31, 2025
(Unaudited)

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

Note 8 - Series A Cumulative Preferred Shares
On January 17, 2025, the Company issued 125 shares of Series A Cumulative Preferred Shares (the “Preferred Shares”) with a liquidation preference of $1,000 per share plus an amount equal to accrued but unpaid dividends. The Preferred Shares pay dividends at a cumulative rate of 12.0% per annum and are redeemable under certain conditions by the Company.
Note 9 - Net Assets
Equity Issuance
The Company has the authority to issue an unlimited number of Common Shares at $0.001 per share par value.
As of March 31, 2025, The Company had capital commitments totaling $634.0 million with unfunded commitments totaling $184.0 million and a percent called ratio of 71.0%. As of December 31, 2024, The Company had capital commitments totaling $526.5 million with unfunded commitments totaling $176.5 million and a percent called ratio of 66.5%. The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements:

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

Share Issue Date	Shares Issued	Net Proceeds Received
January 15, 2025	3,769,318	$100,000
November 14, 2024	2,786,033	75,000
August 7, 2024	4,250,388	110,000
July 10, 2024	2,347,417	60,000
June 20, 2024	4,199,999	104,999
April 8, 2024	60	2
Total Capital Drawdowns	17,353,215	$450,001
Distributions
The following table reflects the distributions paid on shares of the Company’s Common Stock during the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share
March 27, 2025	March 28, 2025	March 31, 2025	$0.69
December 26, 2024	December 31, 2024	January 22, 2025	$0.97
Note 10 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per Common Share for the three months ended March 31, 2025:

For the three months ended March 31, 2025
Basic and diluted
Net increase in net assets resulting from operations	$14,178
Weighted average shares outstanding	16,766,876
Net increase in net assets resulting from operations per share (basic and diluted) (1)	$0.85
(1) The Company does not have any outstanding anti-dilutive instruments as of March 31, 2025.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

Note 11 - Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2025:

For the three months ended March 31, 2025
Per share data:
Net asset value, beginning of period	$26.42
Net investment income (4)	0.77
Net change in unrealized gain on investments (4)	0.08
Net increase in net assets resulting from operations (4)	0.85
Common Shareholder distributions from net investment income	(0.69)
Net increase in net assets	0.16
Other (1)	(0.01)
Net asset value, end of period	$26.57
Shares outstanding at end of period	17,353,215
Total return (2)	3.19%

Ratio/Supplemental data attributable to Common Shares:
Total net assets attributable to Common Shares, end of period	461,019

Ratio of net investment income to average net assets attributable to common stock (3)(8)	11.68%
Ratio of total expenses to average net assets attributable to common stock (3)(8)	12.81%
Ratio of net expenses to average net assets attributable to common stock (3)(8)	8.91%
Ratio of gross operating expenses to average net assets attributable to Common Shares (3)(5)(8)	4.00%
Ratio of net operating expenses to average net assets attributable to Common Shares (3)(6)(8)	0.10%
Ratio of total investment income less interest and debt fees to average net assets attributable to Common Shares (3)(7)(8)	11.78%
Portfolio turnover rate (9)	0.51%
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
(8) Ratios are annualized for the period.
(9) Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over average investments at fair value.
Note 12 - Segment Reporting
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

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

Note 13 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q. The following activity took place subsequent to the three months ended March 31, 2025.
Common Shares
On April 14, 2025, the Company issued Common Shares to certain investors pursuant to capital drawdown notices issued by the Company and sent to each of such investors. The offer and sale of the Common Shares were exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D promulgated thereunder. The following table details the amount of Common Shares sold and consideration therefor:

Date of Unregistered Sale	Aggregate Amount of Common Shares	Consideration
April 14, 2025	2,814,259	$75,000,000

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
The Company’s investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE debt investments, focused on senior secured, CRE loans diversified across geography. The Company focuses its investments in the middle market across a diversified mix of asset classes, but maintains a focus on multifamily lending. It is expected that most of the borrowers will be eligible portfolio companies, as such term is defined in the 1940 Act. To a lesser extent, the Company may invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, CMBS and CLOs. The Company believes its real estate-related debt and equity investments will help manage cash before investing subscription proceeds into investments while also seeking attractive current income.
The Company seeks to focus on a flexible mix of real estate investments, secured by high-quality assets to generate current cash flow. The Company seeks to identify attractive risk-reward investment opportunities by financing middle market investment companies. The Company expects to create synergies with Benefit Street Partner’s commercial real estate team’s existing debt sourcing capabilities by leveraging its significant scale and existing relationships to source high quality lending opportunities.
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
In certain circumstances the Advisor, any sub-advisor, or any of their respective affiliates, may receive compensation from a portfolio company, in connection with the Company’s investment in such portfolio company. Any compensation received by the Advisor, sub-advisor, or any of their respective affiliates, attributable to the Company’s investment in any portfolio company, in excess of any of the limitations in or exemptions granted from the 1940 Act, any interpretation thereof by the staff of the SEC, or the conditions set forth in any exemptive relief granted to the Advisor, any sub-advisor or the Company by the SEC, shall be delivered promptly to the Company and the Company will retain such excess compensation for the benefit of its shareholders. All of the expenses described above may be ultimately borne by the Company’s shareholders.
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

Portfolio, Investment Activity And Results Of Operations
As of March 31, 2025 and December 31, 2024, the Company had investments in fifty-two loans and three real estate securities across six industries and investments in thirty-seven loans and three real estate securities across six industries, respectively. Based on fair value as of March 31, 2025 and December 31, 2024, 99.5% and 99.3%, respectively, of the Company’s loan portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 99.5% and 99.3% of the Company’s loan portfolio at fair value had an interest rate floor denoted in SOFR as of March 31, 2025 and December 31, 2024, respectively. The weighted average index floor across the Company’s floating-rate loan portfolio was approximately 3.53% and 3.47%, respectively, as of March 31, 2025 and December 31, 2024. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of March 31, 2025 and December 31, 2024, the Company’s estimated weighted average total yield of investments in loans was 7.87% and 7.85%, respectively. Weighted average yields are based on interest rates as of March 31, 2025 and December 31, 2024.
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
The distribution of the Company’s CRE loan portfolio on the Advisor’s Internal Risk Rating System as of March 31, 2025 and December 31, 2024 is as follows (dollars in thousands):

As of March 31, 2025
Internal Performance Rating	Fair Value	Percentage of Total Investments	Number of Portfolio Companies
1	—	—%	—
2	1,088,409	100.0%	52
3	—	—%	—
4	—	—%	—
5	—	—%	—
Total	$1,088,409	100.0%	52

As of December 31, 2024
Internal Performance Rating	Fair Value	Percentage of Total Investments	Number of Portfolio Companies
1	—	—%	—
2	813,864	100.0%	37
3	—	—%	—
4	—	—%	—
5	—	—%	—
Total	$813,864	100.0%	37

The following tables show the investment portfolio composition by industry grouping based on fair value at March 31, 2025 and December 31, 2024, respectively (dollars in thousands):

	At March 31, 2025
	Investments at Fair Value(1)	Percentage of Total Portfolio
Multifamily	$768,340	68.8%
Hospitality	188,052	16.8%
Industrial	96,537	8.6%
Mixed Use	48,870	4.4%
Self Storage	15,530	1.4%
Total	$1,117,329	100.0%
(1) Investments include real estate securities.

	At December 31, 2024
	Investments at Fair Value (1)	Percentage of Total Portfolio
Multifamily	$594,636	70.6%
Hospitality	133,367	15.8%
Industrial	50,452	6.0%
Mixed Use	48,871	5.8%
Self Storage	15,530	1.8%
Total	$842,856	100.0%
(1) Investments include real estate securities.

The following tables present a summary of changes in fair value of Level 3 assets by investment type for the three months ended March 31, 2025 and for the period from March 11, 2024 (date of inception) to December 31, 2024 (amounts in thousands):

	For the three months ended March 31, 2025
	Senior Mortgage (1)	Mezzanine (1)	Total
Balance as of January 1, 2025	$799,660	$14,204	$813,864
Origination of loans	268,901	10,616	279,517
Paydowns of loans	(4,973)	—	(4,973)
Loan origination fees collected	(2,698)	(272)	(2,970)
Net accretion on investments	1,554	58	1,612
Net unrealized gains (losses) (2)	1,146	213	1,359
Balance as of March 31, 2025	$1,063,590	$24,819	$1,088,409
(1) There were no transfers into or out of Level 3 for the three months ended March 31, 2025.
(2) Represents the total amount of unrealized gains relating to the Company’s Level 3 assets held as of March 31, 2025.

	For the period from March 11, 2024 (date of inception) to December 31, 2024
	Senior Mortgage (1)	Mezzanine (1)	Total
Balance as of March 11, 2024	$—	$—	$—
Origination of loans	799,659	21,682	821,341
Loan origination fees collected	(8,642)	(241)	(8,883)
Net accretion on investments	885	21	906
Net change in unrealized appreciation (depreciation) on investments (2)	7,758	137	7,895
Sales of investments	—	(7,390)	(7,390)
Net realized gains (losses)	—	(5)	(5)
Balance as of December 31, 2024	$799,660	$14,204	$813,864
(1) There were no transfers into or out of Level 3 for the period from March 11, 2024 (date of inception) to December 31, 2024.
(2) Represents the total amount of unrealized gains relating to the Company’s Level 3 assets held as of December 31, 2024.

Consolidated Results Of Operations
The following table represents our operating results for the three months ended March 31, 2025 and for the period from March 11, 2024 (date of inception) to March 31, 2024 (amounts in thousands):

	For the three months ended March 31, 2025	For the period from March 11, 2024 (date of inception) to March 31, 2024 (1)
Total investment income (loss)	$22,743	$—
Total expenses	14,150	411
Less: waivers	(4,307)	(15)
Net investment income (loss)	12,900	(396)
Change in unrealized appreciation from investments	1,278	—
Net increase (decrease) in net assets resulting from operations	$14,178	$(396)

Weighted average shares outstanding	16,766,876	—
Net Investment Income per share (basic and diluted)	0.77	—
Net increase in net assets resulting from operations per share (basic and diluted) (2)	0.85	—
(1) The Company commenced investment operations after its initial capital call on June 20, 2024, and therefore had no investment activity for the period from March 11, 2024 (date of inception) to March 31, 2024.
(2) The Company did not have any outstanding anti-dilutive instruments as of March 31, 2025.
Revenues
Revenues were as follows (amounts in thousands):

	For the three months ended March 31, 2025	For the period from March 11, 2024 (date of inception) to March 31, 2024
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$22,045	$—
Fees and other income	698	—
Total investment income (loss)	$22,743	$—
Total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was $1.1 billion as of March 31, 2025 and, as of such date, all of the Company’s debt investments were income-producing.
Interest income on the loans the Company originates and the Company’s real estate securities is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2025, all of the Company’s investments were performing and current on their interest payments.
Change in Unrealized Appreciation from Investments
The change in unrealized appreciation from investments was driven by the mark-to-market of our investments to fair value from amortized cost.

Expenses
Expenses were as follows (amounts in thousands):

	For the three months ended March 31, 2025	For the period from March 11, 2024 (date of inception) to March 31, 2024
Expenses:
Interest and debt fees	$9,728	$—
Administration fees	490	—
Management fees	1,259	15
Incentive fees	1,772	—
Directors’ fees	27	—
Organizational costs	—	396
Legal expenses	312	—
Other expenses	562	—
Total expenses	$14,150	$411
Less: waivers	(4,307)	(15)
Net expenses	$9,843	$396
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
Returns

For the three months ended March 31, 2025
Per share data:
Net asset value, beginning of period	$26.42
Increase in net assets from operations	0.85
Distributions	(0.69)
Other (7)	(0.01)
Net increase in net assets	0.15
Net asset value, end of period	$26.57
Shares outstanding at end of period	17,353,215
Total return (1)	3.19%
Total economic return (since commencement of investment operations)(2)	16.50%

Net interest margin (3)	11.78%

Operating expense ratio (4)	4.00%
Waivers	(3.90)%
Net expense ratio (5)	0.10%
Net return (6)	11.68%
(1) Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period. Total return is for the period indicated and has not been annualized.
(2) The Company commenced investment operations after its capital call on June 20, 2024. From June 20, 2024 through the period ended March 31, 2025, the Company’s economic return was 16.50%.

(3) Net interest margin is calculated as the ratio of total investment income less interest and debt fees to average net assets attributable to Common Shares.
(4) Operating expense ratio is calculated as gross operating expenses to average net assets attributable to Common Shares.
(5) Net expense ratio is calculated as net operating expenses to average net assets attributable to Common Shares.
(6) Net return is calculated as the ratio of net investment income to average net assets attributable to Common Shares.
(7) Represents the impact of calculating certain per share amounts based on weighted average Common Shares outstanding during the period and certain per share amounts based on Common Shares outstanding as of period end.
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
Non-GAAP Financial Measures
Adjusted Distributable Earnings is a non-GAAP measure, which the Company defines as GAAP distributable earnings per the Consolidated Statement of Assets and Liabilities or the net increase in net assets resulting from operations per the Consolidated Statements of Operations (loss) adjusted for (i) net changes in unrealized (appreciation) depreciation and (ii) other one time or non-recurring charges that not related to the Company’s core activities. The Company believes that Adjusted Distributable Earnings provides meaningful information to consider in addition to the disclosed GAAP results. The Company believes Adjusted Distributable Earnings is a useful financial metric for existing and potential future holders of its Common Shares, as it represents the basis for calculating taxable income and determining dividends. The Company considers dividends to be one of the principal reasons shareholders invest in its Common Shares. Adjusted Distributable Earnings does not represent net income (loss) and should not be considered an alternative to GAAP net income (loss). The methodology for calculating Adjusted Distributable Earnings may differ from that used by other companies and, as a result, may not be comparable to the Adjusted Distributable Earnings reported by similar companies.
The following table provides a reconciliation of GAAP metrics to Adjusted Distributable Earnings for the three months ended March 31, 2025:

For the three months ended March 31, 2025
Net increase in net assets resulting from operations	$14,178
Net change in unrealized (appreciation) depreciation	(1,278)
Adjusted distributable earnings as of March 31, 2025	$12,900
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
The Company may seek to enter into bank debt, credit facility and/or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors. As of March 31, 2025 and December 31, 2024 the Company had $673.5 million and $501.2 million, respectively, of borrowings outstanding.

Cash Equivalents
The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity such that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had no cash equivalents.
Repurchase Agreements
On June 24, 2024, the Company’s wholly, consolidated subsidiary, FBRED BDC BB FLOAT, LLC (“Barclays SPV”), entered into a master repurchase agreement (“Barclays Agreement”), with the Barclays SPV as the seller, and Barclays Bank PLC as the purchaser. On February 20, 2025, the Company increased the aggregate commitment to purchase loans under the Barclays Agreement from $250 million to $400 million. Obligations under the Barclays SPV are secured by a first priority security interest in all of the loans pledged under Barclays SPV. The obligations of Barclays SPV under the Barclays Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays agreement will mature, and will be due and payable, on the maturity date, which is June 24, 2027. The Barclays agreement bore interest at one-month SOFR plus an average spread of 1.67%.
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
On August 14, 2024, the Company’s wholly, consolidated subsidiary, FBRED BDC JPM Seller, LLC (“JPM SPV”), entered into a master repurchase agreement (“JPM Agreement”), with the JPM SPV as the seller, and JPMorgan Chase Bank, National Association as the purchaser. The aggregate commitments to purchase the loans under the JPM Agreement are $500 million. Obligations under the JPM SPV are secured by a first priority security interest in all of the loans pledged under JPM SPV. The obligations of JPM SPV under the JPM Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays agreement will mature, and will be due and payable, on the maturity date, which is August 14, 2026. The JPM agreement bore interest at one-month SOFR plus an average spread of 1.89%.
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

On March 13, 2025, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC WWH Seller, LLC ("Wells Fargo SPV"), entered into a Master Repurchase and Securities Contract agreement (the "Wells Fargo Agreement"), with the Wells Fargo SPV as the seller, and Wells Fargo Bank, National Association, as the purchaser. The aggregate commitments to purchase the loans under the Wells Fargo Agreement is $150 million. Obligations under the Wells Fargo SPV are secured by a first priority security interest in all of the loans pledged under Wells Fargo SPV. The obligations of Wells Fargo SPV under the Wells Fargo Agreement are nonrecourse to the Company. Any amounts borrowed under the Wells Fargo Agreement will mature, and will be due and payable, on the maturity date, which is March 13, 2027. As of March 31, 2025, the Company has not entered into any borrowings under the agreement

The following table represents the Company's repurchase agreements as of March 31, 2025:

	Maturity Date	Interest Expense Incurred	Ending Weighted Average Interest Rate	Amount Pledged	Amount per Consolidated Statements of Assets and Liabilities
FBRED BDC BB FLOAT, LLC (“Barclays SPV”)	6/24/2027	$8,188	5.91%	$390,327	$243,199
FBRED BDC High Yield Securities, LLC ("JPM Repo SPV")	N/A	436	5.28%	13,875	11,592
FBRED BDC JPM Seller, LLC ("JPM SPV")	8/14/2026	8,259	6.10%	588,818	390,744
FBRED BDC Landings Finance, LLC (“Webster SPV”)	7/9/2026	613	6.27%	21,219	15,914
FBRED BDC High Yield Securities, LLC ("Barclays Repo SPV")	N/A	169	5.32%	15,111	$12,059
Total		$17,665	6.01%	$1,029,350	$673,508
The combined weighted average borrowings outstanding was $610.5 million as of March 31, 2025.

The following table represents the Company's repurchase agreements as of December 31, 2024:

	Maturity Date	Interest Expense Incurred	Ending Weighted Average Interest Rate	Amount Pledged	Amount per Consolidated Statements of Assets and Liabilities
FBRED BDC BB FLOAT, LLC (“Barclays SPV”)	6/24/2027	$4,673	6.27%	$297,541	$215,594
FBRED BDC High Yield Securities, LLC ("JPM Repo SPV")	N/A	$283	5.61%	13,875	11,576
FBRED BDC JPM Seller, LLC ("JPM SPV")	8/14/2026	$3,025	4.70%	344,407	246,058
FBRED BDC Landings Finance, LLC (“Webster SPV”)	7/9/2026	$363	6.50%	21,219	15,914
FBRED BDC High Yield Securities, LLC ("Barclays Repo SPV")	N/A	$9	1.00%	15,111	12,058
Total		$8,353	5.36%	692,153	501,200
The combined weighted average borrowings outstanding was $156.2 million as of December 31, 2024.
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 8, 2024, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 168.5% and 171.6%, respectively.
At March 31, 2025, the carrying amount of the Company's repurchase agreements approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's repurchase agreements is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2025, the Company's borrowings would be deemed to be Level 3, as defined in Note 5 - Fair Value Measurement to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of March 31, 2025 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
FBRED BDC BB FLOAT, LLC (“Barclays SPV”) (1)	$243,199	$—	$243,199	$—	$—
FBRED BDC High Yield Securities, LLC ("JPM Repo SPV") (2)	11,592	11,592	—	—	—
FBRED BDC JPM Seller, LLC ("JPM SPV") (3)	390,744	—	390,744	—	—
FBRED BDC Landings Finance, LLC (“Webster SPV”) (4)	15,914	—	15,914	—	—
FBRED BDC High Yield Securities, LLC ("Barclays Repo SPV") (5)	12,059	12,059	—	—	—
Total	$673,508	$23,651	$649,857	$—	$—
(1) As of March 31, 2025, we had $156.8 million in unused borrowing capacity under the Barclays SPV, subject to borrowing base limits.
(2) As of March 31, 2025, we had $2.3 million in unused borrowing capacity under the JPM Repo SPV, subject to borrowing base limits.
(3) As of March 31, 2025, we had $109.3 million in unused borrowing capacity under the JPM SPV, subject to borrowing base limits.
(4) As of March 31, 2025, we had $5.3 million in unused borrowing capacity under the Webster SPV, subject to borrowing base limits.
(5) As of March 31, 2025, we had $3.1 million in unused borrowing capacity under the Barclays Repo SPV, subject to borrowing base limits.

In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2025, the Company had unfunded commitments on delayed draw term loans of $140.0 million. As of March 31, 2025, the Company’s unfunded commitments consisted of the following (amounts in thousands):

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
1915 WBP Owner, LLC	Senior Mortgage	Delayed Draw	$11,255	$1,156
26 W 9th Street LLC	Mezzanine	Delayed Draw	2,801	745
26 W 9th Street LLC	Senior Mortgage	Delayed Draw	25,210	7,494
300 Pressler Street Owner, LLC	Mezzanine	Delayed Draw	2,218	2,218
300 Pressler Street Owner, LLC	Senior Mortgage	Delayed Draw	11,489	11,489
50 West BSP Owner LLC	Mezzanine	Delayed Draw	2,656	85
50 West BSP Owner LLC	Senior Mortgage	Delayed Draw	44,107	1,415
6304 Sheriff Road LLC	Senior Mortgage	Delayed Draw	40,350	5,154
AVR Eugene Hotel LLC	Senior Mortgage	Delayed Draw	12,598	363
Blue Suede Hospitality Group	Senior Mortgage	Delayed Draw	19,510	1,174
Creekside Logistics Center Owner, LLC	Senior Mortgage	Delayed Draw	14,701	4,782
Grand Cypress Apartments, LLC	Senior Mortgage	Delayed Draw	50,000	772
GVP TC Wilmer Property Owner, LLC	Senior Mortgage	Delayed Draw	46,027	7,967
Hallandale Oasis 2019 LLC	Senior Mortgage	Delayed Draw	23,098	14,461
Insite Orlando Two, LLC	Senior Mortgage	Delayed Draw	22,795	7,525
Olymbec Viscount LLC	Senior Mortgage	Delayed Draw	8,819	460
Paraiso 256, LLC	Senior Mortgage	Delayed Draw	29,896	1,251
Rise Bridgeview, LLC	Senior Mortgage	Delayed Draw	12,724	1,987
Rise Stone Gate, LLC & Artic Investments, LLC	Senior Mortgage	Delayed Draw	9,050	1,465
S2 Pleasantdale LLC	Senior Mortgage	Delayed Draw	22,809	4,022
SL 418, LLC	Senior Mortgage	Delayed Draw	48,701	719
WHK Waterfront Urban Renewal LLC	Senior Mortgage	Delayed Draw	50,000	46,496
WHK Waterfront Urban Renewal LLC	Mezzanine	Delayed Draw	19,091	16,751
Total			$529,905	139,951

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
Capital Commitments
The following table shows the funded capital commitments and total capital commitments from investors as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

March 31, 2025
	Capital Commitments	Funded Capital Commitments	% of Capital Commitments
Common Shares	$634,002	$450,001	71.0%

December 31, 2024
	Capital Commitments	Funded Capital Commitments	% of Capital Commitments
Common Shares	526,500	350,001	66.5%

Unregistered Sales of Equity Securities
As of March 31, 2025, The Company had capital commitments totaling $634.0 million with unfunded commitments totaling $184.0 million and a percent called ratio of 71.0%. As of December 31, 2024, The Company had capital commitments totaling $526.5 million with unfunded commitments totaling $176.5 million and a percent called ratio of 66.5%. The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements:

Share Issue Date	Shares Issued	Net Proceeds Received
January 15, 2025	3,769,318	$100,000
November 14, 2024	2,786,033	75,000
August 7, 2024	4,250,388	110,000
July 10, 2024	2,347,417	60,000
June 20, 2024	4,199,999	104,999
April 8, 2024	60	2
Total Capital Drawdowns	17,353,215	$450,001
Distributions
The amount of each distribution is subject to the discretion of our Board of Directors and applicable legal restrictions related to the payment of distributions. We calculate each shareholder’s specific distribution amount for the quarter using record and declaration dates.
The table shows the components of the distributions we declared and paid to common shareholders for the three months ended March 31, 2025 (dollars in thousands):

For the three months ended March 31, 2025
Distributions declared	$12,000
Distributions paid	$25,200
Portion of distributions paid in cash	$25,200
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
REIT Status and Distributions
We have elected to be treated for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2024. Furthermore, we intend to operate in such a manner as to qualify for taxation as a REIT under the applicable provisions of the Code so long as our Board determines that REIT qualification remains in our best interest. To qualify as a REIT, we must distribute to our shareholders each year dividends equal to at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction, excludes net capital gain and does not necessarily equal net income as calculated in accordance with GAAP). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income (including net capital gain). In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than minimum amounts specified under U.S. federal income tax laws. We intend to make distributions to our shareholders in a manner that will satisfy the REIT 90% distribution requirement and avoid corporate income tax and the 4% nondeductible excise tax.
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
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):
•the Investment Advisory Agreement;
•the Administration Agreement; and
•the Expense Limitation Agreement.
See Note 3. Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
As of March 31, 2025, our portfolio included fifty-one variable rate investments based on SOFR (or “indexing rates”) for various terms. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100, 200 or 300 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant, and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

Change in Interest Rates	Increase (Decrease) in Interest Income	(Increase)/Decrease in Interest Expense	Net Increase (Decrease) in Net Investment Income
(-) 25 Basis Points	$(2,780)	$415	$(2,365)
(+) 100 Basis Points	11,118	(1,661)	9,457
(+) 200 Basis Points	22,237	(3,321)	18,916
(+) 300 Basis Points	33,355	(4,982)	28,373
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2025, we were not subject to any material legal proceedings.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, and/or operating results. The risk described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
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
3.3
Supplement to the Third Amended and Restated Agreement and Declaration of Trust of Franklin BSP Real Estate Debt BDC Relating to 12.0% Series A Cumulative Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 17, 2025)

10.1
Master Repurchase and Securities Contract, dated March 13, 2025, by and between FBRED BDC WWH Seller, LLC, as Seller, and Wells Fargo Bank, National Association, as Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 19, 2025)

10.2
Guarantee Agreement, dated March 13, 2025, made by Franklin BSP Real Estate Debt BDC in favor of Wells Fargo Bank, National Association, as Buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 19, 2025)

10.3	First Amendment to Master Purchase Agreement, dated as of February 20, 2025, by and between Barclays Bank PLC, as Purchaser, and FBRED BDC BB FLOAT, LLC, as Seller (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	Signature	Title

May 9, 2025	/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer (Principal Executive Officer)
May 9, 2025	/s/ Jerome Baglien Jerome Baglien	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)