Form 10-Q
period 2025-06-30
Franklin BSP Real Estate Debt BDC
filed 2025-08-12
CIK 2018545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2025, the issuer had: 20,167,473.60 common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding.

FRANKLIN BSP REAL ESTATE DEBT BDC
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)	2
Consolidated Statements of Assets and Liabilities as of June 30, 2025 (Unaudited) and December 31, 2024	2
Consolidated Statements of Operations for the Three and Six Months ended June 30, 2025 and for the Three Months Ended June 30, 2024 and for the period from March 11, 2024 (inception) through June 30, 2024 (Unaudited)	3
Consolidated Statements of Changes in Net Assets for the Three and Six Months Ended June 30, 2025 and for the Three Months Ended June 30, 2024 and for the period from March 11, 2024 (inception) through June 30, 2024 (Unaudited)	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the period from March 11, 2024 (inception) through June 30, 2024 (Unaudited)	5
Consolidated Schedules of Investments as of June 30, 2025 (Unaudited) and December 31, 2024	6
Notes to Consolidated Financial Statements (Unaudited)	13
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	50
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	51
Item 1A. Risk Factors	51
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3. Defaults Upon Senior Securities	51
Item 4. Mine Safety Disclosures	51
Item 5. Other Information	51
Item 6. Exhibits	52
Signatures	53

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Amounts in thousands, except share and per share)

	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Investments at fair value:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,266,301 and $834,884, respectively)	$1,275,931	$842,856
Cash	29,517	28,489
Interest and fees receivable	5,782	3,303
Deferred financing costs	2,613	1,509
Due from advisor	309	—
Total assets	$1,314,152	$876,157

Liabilities
Repurchase agreements	$758,638	$501,200
Interest Payable	1,915	1,356
Accrued administration fees	1,288	562
Accrued incentive fees	210	—
Distribution payable	—	13,220
Other payable	697	978
Total liabilities	$762,748	$517,316

Commitments & Contingencies (Note 7)
Redeemable Series A Cumulative Preferred Shares, $0.001 par value, 125 shares authorized; 125 issued and outstanding as of June 30, 2025, and none issued and outstanding as of December 31, 2024, net of offering costs	$111	$—
Total net assets applicable to common shareholders	$551,293	$358,841

Net assets applicable to common shareholders
Common Shares, $0.001 par value, unlimited shares authorized, 20,167,474 and 13,583,897 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$20	$14
Paid-in-capital in excess of par value	524,981	349,987
Distributable earnings (loss)	26,292	8,840
Total net assets applicable to common shareholders	$551,293	$358,841
Total liabilities, redeemable preferred shares and net assets applicable to common shareholders	$1,314,152	$876,157
Net asset value per share applicable to common shares	$27.34	$26.42
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024 (1)
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$26,437	$226	$48,482	$226
Fees and other income	795	—	1,493	—
Total investment income (loss)	$27,232	$226	$49,975	$226

Operating Expenses
Interest and debt fees	$11,960	$—	$21,688	$—
Incentive Fees	1,963	—	3,735	—
Management fees	1,533	68	2,792	83
Administration fees	236	440	726	440
Directors’ fees	27	—	54	—
Organizational costs	—	189	—	585
Legal expenses	244	—	556	—
Other expenses	502	614	1,064	614
Total expenses	$16,465	$1,311	$30,615	$1,722
Less: waivers (Note 3)	(4,135)	(1,681)	(8,442)	(1,696)
Net expenses	$12,330	$(370)	$22,173	$26

Net investment income (loss)	$14,902	$596	$27,802	$200

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from:
Non-controlled, non-affiliated investments	$—	$—	$—	$—
Change in unrealized appreciation (depreciation) from:
Non-controlled, non-affiliated investments	379	809	1,657	809
Total net realized and unrealized appreciation (depreciation) on investments	$379	$809	$1,657	$809
Distributions paid to Series A Cumulative Preferred Shareholders	7	—	7	—
Net increase (decrease) in net assets resulting from operations	$15,274	$1,405	$29,452	$1,009

Weighted average shares outstanding	19,765,437	512,254	18,274,440	512,254
Net Investment Income per share (basic and diluted)	0.75	1.16	1.52	0.39
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	0.77	2.74	1.61	1.97
_________________
(1) Period from March 11, 2024 (inception) through June 30, 2024

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024 (1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$14,902	$596	$27,802	$200
Net change in unrealized appreciation (depreciation)	379	809	1,657	809
Distributions paid to Series A Cumulative Preferred Shareholders	(7)	—	(7)	—
Net increase (decrease) in net assets resulting from operations	$15,274	$1,405	$29,452	$1,009

Shareholder Distributions
Distributions declared from earnings ($0.69 per share)	—	—	(12,000)	—
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	(12,000)	—

Capital share transactions
Issuance of Common Shares, net of offering costs and advisor reimbursement	$75,000	$105,001	$175,000	$105,001
Net increase (decrease) in net assets resulting from capital share transactions	$75,000	$105,001	$175,000	$105,001

Total increase (decrease) in net assets	$90,274	$106,406	$192,452	$106,010
Net assets at beginning of period	461,019	(396)	358,841	—
Net assets at end of period	$551,293	$106,010	$551,293	106,010

Capital share activity
Shares issued	2,814,259	4,199,999	6,583,577	4,200,059
Net increase (decrease) in shares outstanding	2,814,259	4,199,999	6,583,577	4,200,059
_________________
(1) Period from March 11, 2024 (inception) through June 30, 2024

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,
	2025	2024 (1)
Operating activities:
Net increase (decrease) in net assets from operations	$29,452	$1,009
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination of loans	(432,094)	(88,638)
Loan origination fees collected	4,741	812
Net (accretion) on investments	(3,059)	(3)
Purchases of real estate securities	(10,000)	—
Discounts on real estate securities	58	—
Paydowns on loans	8,937	—
Amortization of deferred financing fees	618	—
Net change in unrealized (appreciation) depreciation on investments	(1,657)	(809)
(Increase) decrease in operating assets:
Interest and fees receivable	(2,478)	—
Due from advisor	(309)	(1,613)
Increase (decrease) in operating liabilities:
Accrued administration fee	726	440
Accrued incentive fee	210	—
Accrued organizational costs	—	585
Interest payable	559	—
Interest received in advance	—	294
Other payable	(283)	1,599
Net cash provided by (used in) operating activities	$(404,579)	$(86,324)

Financing activities:
Payments of financing costs	$(1,722)	$—
Proceeds from borrowings on repurchase agreements	273,098	—
Paydowns on repurchase agreements	(15,660)	—
Proceeds from issuance of common shares	175,000	105,001
Proceeds from issuance of Series A preferred shares	125	—
Series A preferred shares offering costs	(14)	—
Common shareholder distributions	(25,220)	—
Net cash provided by (used in) financing activities	$405,607	$105,001

Net increase (decrease) in cash	$1,028	$18,677
Cash, beginning of period	28,489	—
Cash, end of period	$29,517	$18,677

Supplemental disclosures of non - cash flow information:
Accrued offering costs net of related advisor reimbursement	$—	$335
_________________
(1) Period from March 11, 2024 (inception) through June 30, 2024
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2025
(Unaudited)

Portfolio Company (1)(2)(6)(8)	Spread Above Reference Rate (3)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets
Senior Mortgage - 219.7%
Hospitality - 33.0%
68 East Avenue Austin, LLC (5)(7)(9)	SOFR+ 4.00%	8.32%	8/9/2026	$22,320	$22,191	$22,320	4.0%
AVR Eugene Hotel LLC (5)(7)	SOFR+ 3.95%	8.27%	7/9/2026	12,598	12,531	12,598	2.3%
AWH Dallas PC Hotel, LP (5)(7)(9)	SOFR+ 3.25%	7.57%	1/9/2027	10,641	10,562	10,641	1.9%
Blue Suede Hospitality Group (5)(7)(9)(15)	SOFR+ 4.40%	8.72%	8/9/2026	18,336	18,223	18,336	3.3%
DK LDOI IV Aggregate Holdco LP (5)(7)(9)	SOFR+ 4.03%	8.35%	7/9/2027	36,927	36,620	36,927	6.7%
Dynamic Tampa DE LLC (5)(7)	SOFR+ 4.50%	8.82%	5/9/2028	7,500	7,428	7,500	1.4%
Insite Orlando Two, LLC (5)(7)(10)(15)	SOFR+ 4.75%	9.07%	11/9/2027	15,867	15,688	15,867	2.9%
KSVAB SPE LLC, CSVAB SPE LLC, CLM Columbia Hotel Owner SPE LLC, and TVEH and Associates (5)(7)	SOFR+ 4.25%	8.57%	5/9/2027	7,500	7,431	7,500	1.4%
West 63 Empire Associates LLC (Senior) (5)(7)(9)	SOFR+ 3.41%	7.73%	1/9/2026	50,000	49,747	50,000	9.1%
Subtotal Hospitality					$180,421	$181,689	33.0%

Industrial - 17.2%
6304 Sheriff Road LLC (5)(7)(9)(15)	SOFR+ 3.65%	7.97%	2/9/2028	$36,751	$36,417	$36,751	6.7%
Creekside Logistics Center Owner, LLC (5)(7)(9)(15)	SOFR+ 3.65%	7.97%	3/9/2027	10,210	10,082	10,210	1.9%
GVP TC Wilmer Property Owner, LLC (5)(7)(9)(15)	SOFR+ 3.75%	8.07%	10/9/2027	39,153	38,813	39,153	7.1%
Olymbec Viscount LLC (5)(7)(10)(15)	SOFR+ 3.50%	7.82%	12/9/2026	8,359	8,295	8,359	1.5%
Subtotal Industrial					$93,607	$94,473	17.2%

Mixed Use - 7.9%
GDC White Plains Fee LLC (5)(7)(9)	SOFR+ 5.35%	9.67%	12/9/2025	$43,315	$43,125	$43,315	7.9%
Subtotal Mixed Use					$43,125	$43,315	7.9%

Multifamily - 158.9%
188 West St James Owner, LLC (5)(7)(15)	SOFR+ 6.50%	10.82%	11/9/2026	$42,759	$42,171	$42,758	7.8%
1915 WBP Owner, LLC (5)(7)(9)(15)	SOFR+ 2.75%	7.07%	4/9/2028	10,345	10,243	10,345	1.9%
26 W 9th Street LLC (5)(7)(15)	SOFR+ 5.25%	9.57%	8/9/2025	19,822	19,794	19,822	3.6%
300 Pressler Street Owner, LLC (5)(7)(15)	SOFR+ 6.00%	10.32%	4/9/2028	640	534	640	0.1%
50 West BSP Owner LLC (5)(7)(9)(15)	SOFR+ 2.95%	7.27%	12/9/2026	42,866	42,554	42,865	7.8%
Admiral's Cove Holdings LLC (5)(7)(10)	SOFR+ 2.75%	7.07%	8/9/2026	46,837	46,574	46,836	8.5%
ALP Delaware, LLC (5)(7)(11)	SOFR+ 3.05%	7.37%	7/9/2026	21,219	21,105	21,219	3.8%
AREIT RE 1505 Exchange LLC & AREIT RE Woodlands LLC (5)(14)(15)	SOFR+ 3.15%	7.47%	4/9/2027	34,000	33,694	34,000	6.2%
Augusta Flats 2024 LP (5)(7)(9)	SOFR+ 2.95%	7.27%	11/9/2027	15,077	14,958	15,077	2.7%
Bristol LLC (5)(7)(10)	SOFR+ 3.00%	7.32%	4/9/2027	30,412	30,144	30,412	5.5%

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2025
(Unaudited)

Portfolio Company (1)(2)(6)(8)	Spread Above Reference Rate (3)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets
Caledon Owner, LLC (5)(7)(9)	SOFR+ 3.25%	7.57%	12/9/2027	$13,641	$13,529	$13,641	2.5%
Camp Kinship Property Owner LLC (5)(7)	SOFR+ 2.95%	7.27%	6/9/2028	10,000	9,901	10,000	1.8%
Canal Properties LLC (5)(7)(9)	SOFR+ 3.75%	8.07%	12/9/2026	12,205	12,120	12,205	2.2%
CRP/RPM LYV Broadway GP, LLC (5)(7)(10)	SOFR+ 2.80%	7.12%	7/9/2027	44,250	44,015	44,250	8.0%
CS Harvey, LTD. (5)(10)	SOFR+ 2.90%	7.22%	10/9/2026	35,200	34,975	35,200	6.4%
EPH 51, LLC (5)(7)(9)	SOFR+ 3.15%	7.47%	2/9/2027	29,685	29,456	29,685	5.4%
Gainsville Properties III, LLC (5)(7)(9)	SOFR+ 3.50%	7.82%	12/9/2026	20,192	20,046	20,192	3.7%
Grand Cypress Apartments, LLC (5)(7)(10)(15)	SOFR+ 2.75%	7.07%	9/9/2027	49,228	48,953	49,227	8.9%
Hallandale Oasis 2019 LLC (5)(7)(15)	SOFR+ 8.30%	12.62%	8/9/2026	6,570	6,431	6,570	1.2%
Haven at Liberty Hills LP (5)(7)(10)	SOFR+ 2.80%	7.12%	5/9/2026	13,500	13,383	13,500	2.4%
Haven at the Gulch, LLC (5)(7)(9)	SOFR+ 2.90%	7.22%	2/9/2027	22,548	22,362	22,548	4.1%
INTEGRA MYST LIMITED PARTNERSHIP (5)(7)(10)	SOFR+ 3.21%	7.53%	3/9/2027	23,429	23,225	23,429	4.2%
Paraiso 256, LLC (5)(7)(10)(15)	SOFR+ 2.75%	7.07%	9/9/2027	29,446	29,279	29,446	5.3%
Pines at Woodcreek Leasehold LLC (5)(7)(10)	SOFR+ 3.50%	7.82%	4/9/2028	13,845	13,718	13,845	2.5%
PRE Mirage Propco, LLC (5)(7)(10)	SOFR+ 3.25%	7.57%	2/9/2027	13,820	13,715	13,820	2.5%
PREF Montabella PropCo, LLC & PREF Dominion PropCo, LLC (5)(7)(10)	SOFR+ 4.00%	8.32%	2/9/2027	10,411	10,333	10,411	1.9%
Racetrack Properties I, LLC (5)(7)(9)	SOFR+ 2.95%	7.27%	10/9/2026	44,300	44,016	44,300	8.0%
Rise Bridgeview, LLC (5)(7)(10)(15)	SOFR+ 3.25%	7.57%	1/9/2028	10,737	10,631	10,737	1.9%
Rise Stone Gate, LLC & Artic Investments, LLC (5)(7)(10)(15)	SOFR+ 3.25%	7.57%	3/9/2028	7,585	7,502	7,585	1.4%
S2 Pleasantdale LLC (5)(7)(9)(15)	SOFR+ 2.75%	7.07%	11/9/2027	19,275	19,094	19,275	3.5%
SL 418, LLC (5)(7)(10)(15)	SOFR+ 2.75%	7.07%	9/9/2027	47,981	47,715	47,981	8.7%
Smart Living Texas City MM, LLC (5)(7)(10)	SOFR+ 3.80%	8.12%	7/9/2025	14,200	14,196	14,200	2.6%
US Living Montrose LLC (5)(7)	SOFR+ 3.00%	7.32%	7/9/2026	27,103	26,832	27,103	4.9%
VCP Kennesaw, LLC (5)(7)(9)	SOFR+ 2.95%	7.27%	11/9/2026	47,227	46,909	47,226	8.6%
VCP Manager LLC (5)(7)(9)	SOFR+ 3.10%	7.42%	10/9/2026	29,380	29,194	29,380	5.3%
WHK Waterfront Urban Renewal LLC (5)(7)(15)	SOFR+ 5.50%	9.82%	7/9/2027	3,584	3,248	3,584	0.6%
Woodbine MF TIC 1 LLC (5)(9)	SOFR+ 2.75%	7.07%	9/9/2027	13,680	13,580	13,680	2.5%
Subtotal Multifamily					$870,129	$876,994	158.9%

Self Storage - 2.7%
Silver Star Delray, LLC (5)	SOFR+ 3.50%	7.82%	8/9/2026	$15,142	$15,055	$15,142	2.7%
Subtotal Self Storage					$15,055	$15,142	2.7%

Subtotal Senior Mortgage					$1,202,337	$1,211,613	219.7%

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2025
(Unaudited)

Portfolio Company (1)(2)(6)(8)	Spread Above Reference Rate (3)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets
Mezzanine - 4.6%
Hospitality - 1.3%
AWH Dallas PC Hotel, LP (5)(7)	SOFR+ 10.51%	14.83%	1/9/2027	$1,046	$1,038	$1,046	0.2%
West 63 Empire Associates LLC (Mezz) (5)(7)(9)	SOFR+ 11.00%	15.32%	1/9/2026	6,250	6,220	6,250	1.1%
Subtotal Hospitality					$7,258	$7,296	1.3%

Mixed Use - 1.0%
GDC White Plains SPE LLC (5)(7)(9)		16.00%	12/9/2025	$5,556	$5,531	$5,556	1.0%
Subtotal Mixed Use					$5,531	$5,556	1.0%

Multifamily - 2.3%
26 W 9th Street LLC (5)(7)(15)	SOFR+ 12.75%	17.07%	8/9/2025	$2,335	$2,331	$2,335	0.4%
50 West BSP Owner LLC (5)(7)(9)(15)	SOFR+ 8.23%	12.55%	12/9/2026	2,582	2,563	2,582	0.5%
300 Pressler Street Owner, LLC (5)(7)(15)	SOFR+ 15.25%	19.57%	4/9/2028	123	103	123	—%
Admiral's Cove Holdings Mezz LLC (5)(7)(10)	SOFR+ 6.75%	11.07%	8/9/2026	3,163	3,144	3,163	0.6%
INTEGRA MYST FLORIDA CAPITAL LP (5)(7)(10)	SOFR+ 7.18%	11.50%	3/9/2027	1,838	1,821	1,838	0.3%
WHK Waterfront Urban Renewal LLC (5)(7)(15)	SOFR+ 11.90%	16.22%	7/9/2027	2,515	2,345	2,515	0.5%
Subtotal Multifamily					$12,307	$12,556	2.3%

Subtotal Mezzanine					$25,096	$25,408	4.6%

Real Estate Securities - 7.1%
Hospitality - 3.6%
BX 2024-SLCT D (7)(13)	SOFR+ 2.94%	7.26%	1/15/2030	$15,111	$15,079	$15,078	2.7%
WFCM 2025-DWHP C (7)	SOFR+ 3.34%	7.66%	4/15/2038	5,000	4,988	5,025	0.9%
Subtotal Hospitality					$20,067	$20,103	3.6%

Industrial - 0.9%
DBGS 2024-SBL D (7)(12)	SOFR+ 3.54%	7.86%	8/15/2039	$5,000	$4,989	$4,967	0.9%
Subtotal Industrial					$4,989	$4,967	0.9%

FRANKLIN BSP REAL ESTATE DEBT BDC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2025
(Unaudited)

Portfolio Company (1)(2)(6)(8)	Spread Above Reference Rate (3)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets
Multifamily - 2.6%
GSMS 2021-DM AS (7)(12)	SOFR+ 1.39%	5.71%	11/15/2036	$5,000	$4,955	$4,963	1.0%
NYC 2024-3ELV C (7)(12)	SOFR+ 2.84%	7.16%	8/15/2029	8,875	8,857	8,877	1.6%
Subtotal Multifamily					$13,812	$13,840	2.6%

Subtotal Real Estate Securities					$38,868	$38,910	7.1%

Total Investments - 231.4%					$1,266,301	$1,275,931	231.4%

(1) All investments are U.S. domiciled.
(2) All debt investments are income-producing, unless otherwise noted.
(3) The investments herein bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR”), which typically resets monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at June 30, 2025. As of June 30, 2025, rates for 1M SOFR, 3M SOFR, 6M SOFR, 12M SOFR are 4.32%, 4.29%, 4.15%, and 3.88%, respectively. Certain investments are subject to a SOFR floor.
(4) Interest rates on investments are annualized.
(5) The fair value of investments with respect to securities for which market quotations are not readily available is determined by the Advisor (as defined below), as valuation designee, subject to oversight from the Company’s Board (as defined below) in accordance with Rule 2a-5 under the Investment Company Act of 1940, as amended (the “1940 Act”). Such investments are valued using significant unobservable inputs. Refer to Note 5 - Fair Value Measurement.
(6) All of the Company’s investments are Non-Control/Non-Affiliate investments. Non-Control/Non-Affiliate investments are defined as investments in which the Company own less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(7) Represents co-investments made with the Company’s affiliates. Refer to Note 3 - Related Party Transactions.
(8) All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2025, qualifying assets represent 100.0% of the Company's total assets.
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
(14) The Company’s investment or a portion thereof is pledged as collateral under the Wells Fargo Warehouse Facility (as defined in Note 6).
(15) The Company’s investment or a portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. Refer to Note 7 - Commitments and Contingencies.
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
(5) The fair value of investments with respect to securities for which market quotations are not readily available is determined by the Advisor (as defined below), as valuation designee, subject to oversight from the Company’s Board (as defined below) in accordance with Rule 2a-5 under the Investment Company Act of 1940, as amended (the “1940 Act”). Such investments are valued using significant unobservable inputs. Refer to Note 5 - Fair Value Measurement.
(6) All of the Company’s investments are Non-Control/Non-Affiliate investments. Non-Control/Non-Affiliate investments are defined as investments in which the Company own less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
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
For the period ended June 30, 2025
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
For the period ended June 30, 2025
(Unaudited)

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
For the period ended June 30, 2025
(Unaudited)

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
For the three and six months ended June 30, 2025, the Company accrued $0.0 million and $0.2 million in Incentive Fee on Capital Gains During Operations on unrealized appreciation in accordance with GAAP, none of which was payable to the Advisor under the Investment Advisory Agreement.
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
For the period ended June 30, 2025
(Unaudited)

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
For the period ended June 30, 2025
(Unaudited)

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
The following table represents the Company's investment portfolio as of June 30, 2025:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Mortgage	$1,202,337	$1,211,613	95.0%
Mezzanine	25,096	25,408	2.0%
Real Estate Securities	38,868	38,910	3.0%
Total	$1,266,301	$1,275,931	100.0%
The following table represents the Company's investment portfolio as of December 31, 2024:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Mortgage	$791,903	$799,660	94.9%
Mezzanine	14,067	14,204	1.7%
Real Estate Securities	28,914	28,992	3.4%
Total	$834,884	$842,856	100.0%
The following tables show the investment portfolio composition by industry grouping based on fair value at June 30, 2025 and December 31, 2024, respectively (dollars in thousands):

	At June 30, 2025
	Investments at Fair Value	Percentage of Total Portfolio
Multifamily	$903,390	70.8%
Hospitality	209,088	16.4%
Industrial	99,440	7.8%
Mixed Use	48,871	3.8%
Self Storage	15,142	1.2%
Total	$1,275,931	100.0%
As of June 30, 2025, 100% of investments held were based in the United States.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2025
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
Each investment is assigned a level based upon the observability of the inputs which are significant to the overall valuation. The three-tier hierarchy of inputs is summarized below:
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
For the period ended June 30, 2025
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
The fair market value of the Company’s commercial real estate (“CRE”) loans and other real asset loan investments shall be determined by the Valuation Designee on a quarterly basis. Newly originated or acquired loan investments’ fair value in the month they are closed are valued by the Company’s independent valuation firm and will usually approximate the par value of the loan investment. For each quarter after the initial month in which a loan investment is closed, an independent third-party appointed by the Valuation Designee shall review and confirm the reasonableness of the Valuation Designee’s valuation of each of the Company’s CRE loan and other real asset loan investments. Updated valuations of CRE loan and other real asset loan investments will reflect changes in interest rates, spreads, collateral value, loan tests (including loan impairment testing) and metrics, risk ratings, and anticipated liquidation timing and proceeds, among other items. The fair values shall generally be determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate shall generally be determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment.
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
The following table presents fair value measurements of investments, by investment type, as of June 30, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Mortgage	$—	$—	$1,211,613	$1,211,613
Mezzanine	—	—	25,408	25,408
Real Estate Securities	—	38,910	—	38,910
Total	$—	$38,910	$1,237,021	$1,275,931
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

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2025
(Unaudited)

The following tables present a summary of changes in fair value of Level 3 assets by investment type for the six months ended June 30, 2025 and for the period from March 11, 2024 (date of inception) to December 31, 2024 (amounts in thousands):

	For the six months ended June 30, 2025
	Senior Mortgage (1)	Mezzanine (1)	Total
Balance as of January 1, 2025	$799,660	$14,204	$813,864
Origination of loans	420,890	11,182	432,072
Paydowns of loans	(8,937)	—	(8,937)
Loan origination fees collected	(4,447)	(272)	(4,719)
Net accretion on investments	2,925	122	3,047
Net change in unrealized appreciation (depreciation) on investments (2)	1,522	172	1,694
Balance as of June 30, 2025	$1,211,613	$25,408	$1,237,021
(1) There were no transfers into or out of Level 3 for the six months ended June 30, 2025.
(2) The total amount of unrealized gains relating to the Company’s Level 3 assets held was $1.7 million as of June 30, 2025.

	For the period from March 11, 2024 (date of inception) to December 31, 2024
	Senior Mortgage (1)	Mezzanine (1)	Total
Balance as of March 11, 2024	$—	$—	$—
Origination of loans	799,659	21,682	821,341
Loan origination fees collected	(8,642)	(241)	(8,883)
Net accretion on investments	885	21	906
Net change in unrealized appreciation (depreciation) on investments (2)	7,758	137	7,895
Sales of investments	—	(7,390)	(7,390)
Net realized gains (losses)	—	(5)	(5)
Balance as of December 31, 2024	$799,660	$14,204	$813,864
(1) There were no transfers into or out of Level 3 for the period from March 11, 2024 (date of inception) to December 31, 2024.
(2) The total amount of unrealized gains relating to the Company’s Level 3 assets held was $7.9 million as of December 31, 2024.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2025. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Mortgage	$37,103	Recent Transaction	n/a	n/a	n/a	n/a
Senior Mortgage	1,174,510	DCF Method	Discount Rate	2.75%	15.48%	3.73%
Mezzanine	—	Recent Transaction	n/a	n/a	n/a	n/a
Mezzanine	25,408	DCF Method	Discount Rate	6.90%	16.18%	11.93%
Total	$1,237,021
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2025
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

Note 6 - Repurchase Agreements
On June 24, 2024, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC BB FLOAT, LLC (“Barclays SPV”), entered into a master repurchase agreement (the “Barclays Agreement”), with the Barclays SPV as the seller, and Barclays Bank PLC as the purchaser. On February 20, 2025, the Company increased the aggregate commitment to purchase loans under the Barclays Agreement from $250 million to $400 million. Obligations under the Barclays SPV are secured by a first priority security interest in all of the loans pledged under Barclays SPV. The obligations of Barclays SPV under the Barclays Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays Agreement will mature, and will be due and payable, on the maturity date, which is June 24, 2027. The Barclays Agreement bears interest at one-month SOFR plus an average spread of 1.67%.
On July 3, 2024, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC High Yield Securities, LLC (“JPM Repo SPV”), entered into a master repurchase agreement (the “JPM Repo Agreement”), with the JPM Repo SPV as the seller, and J.P. Morgan Securities LLC as the purchaser. There is no maximum aggregate commitments to purchase real estate securities under the JPM Repo Agreement. Obligations under the JPM Repo SPV are secured by a first priority security interest in all of the real estate securities pledged under JPM Repo SPV. The obligations of JPM Repo SPV under the JPM Repo Agreement are nonrecourse to the Company. Any amounts borrowed under the JPM Repo Agreement will mature, and will be due and payable when the pledged real estate securities mature or are sold by the Company. The JPM Repo Agreement bears interest at one-month SOFR plus an average spread of 0.97%.
On August 14, 2024, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC JPM Seller, LLC (“JPM SPV”), entered into a master repurchase agreement (the “JPM Agreement”), with the JPM SPV as the seller, and JPMorgan Chase Bank, National Association as the purchaser. The aggregate commitment to purchase the loans under the JPM Agreement is $500 million. Obligations under the JPM SPV are secured by a first priority security interest in all of the loans pledged under JPM SPV. The obligations of JPM SPV under the JPM Agreement are nonrecourse to the Company. Any amounts borrowed under the JPM Agreement will mature, and will be due and payable, on the maturity date, which is August 14, 2026. The JPM Agreement bears interest at one-month SOFR plus an average spread of 1.88%.
On September 3, 2024, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC Landings Finance, LLC (“Webster SPV”), entered into a master repurchase agreement (the “Webster Agreement”), with the Webster SPV as the seller, and Webster Bank, National Associate as the purchaser. The aggregate commitment to purchase a loan under the agreement is $15.9 million. Obligations under the Webster SPV are secured by a first priority security interest in the loan pledged under Webster SPV. The obligations of Webster SPV under the Webster Agreement are nonrecourse to the Company. Any amounts borrowed under the Webster Agreement will mature, and will be due and payable, on the maturity date, which is July 9, 2026. The Webster Agreement bears interest at one-month SOFR plus a spread of 1.95%.
On August 28, 2024, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC High Yield Securities, LLC (“Barclays Repo SPV”), entered into a master repurchase agreement (the “Barclays Repo Agreement”), with the Barclays Repo SPV as the seller, and Barclays Bank PLC as the purchaser. There is no maximum aggregate commitments to purchase real estate securities under the Barclays Repo Agreement. Obligations under the Barclays Repo SPV are secured by a first priority security interest in all of the real estate securities pledged under Barclays Repo SPV. The obligations of Barclays Repo SPV under the Barclays Repo Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays Repo Agreement will mature, and will be due and payable when the pledged real estate securities mature or are sold by the Company. The Barclays Repo Agreement bears interest at one-month SOFR plus an average spread of 1.00%.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2025
(Unaudited)

On March 13, 2025, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC WWH Seller, LLC ("Wells Fargo SPV"), entered into a Master Repurchase and Securities Contract agreement (the "Wells Fargo Agreement"), with the Wells Fargo SPV as the seller, and Wells Fargo Bank, National Association, as the purchaser. The aggregate commitments to purchase the loans under the Wells Fargo Agreement is $150 million. Obligations under the Wells Fargo SPV are secured by a first priority security interest in all of the loans pledged under Wells Fargo SPV. The obligations of Wells Fargo SPV under the Wells Fargo Agreement are nonrecourse to the Company. Any amounts borrowed under the Wells Fargo Agreement will mature, and will be due and payable, on the maturity date, which is March 13, 2027. The Wells Fargo Agreement bears interest at one-month SOFR plus an average spread of 1.65%.
The following table represents the Company's repurchase agreements as of June 30, 2025:

	Maturity Date	Interest Expense Incurred	Ending Weighted Average Interest Rate	Amount Pledged	Amount per Consolidated Statements of Assets and Liabilities
FBRED BDC BB FLOAT, LLC (“Barclays SPV”)	6/24/2027	$7,663	5.99%	$474,336	$290,853
FBRED BDC High Yield Securities, LLC ("JPM Repo SPV")	N/A	358	5.23%	18,875	15,862
FBRED BDC JPM Seller, LLC ("JPM SPV")	8/14/2026	11,487	6.22%	592,115	398,571
FBRED BDC Landings Finance, LLC (“Webster SPV”)	7/9/2026	502	6.27%	21,219	15,914
FBRED BDC High Yield Securities, LLC ("Barclays Repo SPV")	N/A	322	5.32%	15,111	11,938
FBRED BDC WWH Seller, LLC ("Wells Fargo SPV")	3/13/2027	326	5.98%	34,000	25,500
Total		$20,658	6.09%	$1,155,656	$758,638
The combined weighted average borrowings outstanding was $674.1 million for the period ended June 30, 2025.
The following table represents the Company's repurchase agreements as of December 31, 2024:

	Maturity Date	Interest Expense Incurred	Ending Weighted Average Interest Rate	Amount Pledged	Amount per Consolidated Statements of Assets and Liabilities
FBRED BDC BB FLOAT, LLC (“Barclays SPV”)	6/24/2027	$4,673	6.27%	$297,541	$215,594
FBRED BDC High Yield Securities, LLC ("JPM Repo SPV")	N/A	283	5.61%	13,875	11,576
FBRED BDC JPM Seller, LLC ("JPM SPV")	8/14/2026	3,025	4.70%	344,407	246,058
FBRED BDC Landings Finance, LLC (“Webster SPV”)	7/9/2026	363	6.50%	21,219	15,914
FBRED BDC High Yield Securities, LLC ("Barclays Repo SPV")	N/A	9	1.00%	15,111	12,058
Total		$8,353	5.36%	$692,153	$501,200
The combined weighted average borrowings outstanding was $156.2 million for the period ended December 31, 2024.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2025
(Unaudited)

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 8, 2024, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 172.7% and 171.6%, respectively.
At June 30, 2025, the carrying amount of the Company's repurchase agreements approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's repurchase agreements is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2025, the Company's borrowings would be deemed to be Level 3, as defined in Note 5 - Fair Value Measurement.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2025
(Unaudited)

Note 7- Commitments & Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2025, the Company had unfunded commitments on delayed draw term loans of $154.8 million. As of June 30, 2025, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
188 West St James Owner, LLC	Senior Mortgage	Delayed Draw	$63,812	$21,054
1915 WBP Owner, LLC	Senior Mortgage	Delayed Draw	11,255	910
26 W 9th Street LLC	Senior Mortgage	Delayed Draw	25,210	5,387
26 W 9th Street LLC	Mezzanine	Delayed Draw	2,801	467
300 Pressler Street Owner, LLC	Mezzanine	Delayed Draw	2,218	2,095
300 Pressler Street Owner, LLC	Senior Mortgage	Delayed Draw	11,489	10,849
50 West BSP Owner LLC	Mezzanine	Delayed Draw	2,656	75
50 West BSP Owner LLC	Senior Mortgage	Delayed Draw	44,107	1,242
6304 Sheriff Road LLC	Senior Mortgage	Delayed Draw	40,350	3,599
AREIT RE 1505 Exchange LLC & AREIT RE Woodlands LLC	Senior Mortgage	Delayed Draw	38,000	4,000
Blue Suede Hospitality Group	Senior Mortgage	Delayed Draw	19,510	1,174
Creekside Logistics Center Owner, LLC	Senior Mortgage	Delayed Draw	14,701	4,491
Grand Cypress Apartments, LLC	Senior Mortgage	Delayed Draw	50,000	772
GVP TC Wilmer Property Owner, LLC	Senior Mortgage	Delayed Draw	46,027	6,874
Hallandale Oasis 2019 LLC	Senior Mortgage	Delayed Draw	19,837	13,268
Insite Orlando Two, LLC	Senior Mortgage	Delayed Draw	22,795	6,928
Olymbec Viscount LLC	Senior Mortgage	Delayed Draw	8,819	460
Paraiso 256, LLC	Senior Mortgage	Delayed Draw	29,896	450
Rise Bridgeview, LLC	Senior Mortgage	Delayed Draw	12,724	1,987
Rise Stone Gate, LLC & Artic Investments, LLC	Senior Mortgage	Delayed Draw	9,050	1,465
S2 Pleasantdale LLC	Senior Mortgage	Delayed Draw	22,809	3,534
SL 418, LLC	Senior Mortgage	Delayed Draw	48,701	719
WHK Waterfront Urban Renewal LLC	Senior Mortgage	Delayed Draw	50,000	46,416
WHK Waterfront Urban Renewal LLC	Mezzanine	Delayed Draw	19,091	16,576
Total			$615,858	$154,792

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

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2025
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
26 W 9th Street LLC	Senior Mortgage	Delayed Draw	$25,210	$8,596
50 West BSP Owner LLC	Mezzanine	Delayed Draw	2,656	110
50 West BSP Owner LLC	Senior Mortgage	Delayed Draw	44,107	1,827
AVR Eugene Hotel LLC	Senior Mortgage	Delayed Draw	12,598	3,629
Blue Suede Hospitality Group	Senior Mortgage	Delayed Draw	19,510	1,174
Grand Cypress Apartments, LLC	Senior Mortgage	Delayed Draw	50,000	1,516
GVP TC Wilmer Property Owner, LLC	Senior Mortgage	Delayed Draw	46,027	8,949
Hallandale Oasis 2019 LLC	Senior Mortgage	Delayed Draw	23,098	16,711
Insite Orlando Two, LLC	Senior Mortgage	Delayed Draw	22,795	7,726
Olymbec Viscount LLC	Senior Mortgage	Delayed Draw	8,819	460
Paraiso 256, LLC	Senior Mortgage	Delayed Draw	29,896	2,885
Rise Bridgeview, LLC	Senior Mortgage	Delayed Draw	12,724	1,987
S2 Pleasantdale LLC	Senior Mortgage	Delayed Draw	22,809	4,731
SL 418, LLC	Senior Mortgage	Delayed Draw	48,701	904
WHK Waterfront Urban Renewal LLC	Senior Mortgage	Delayed Draw	50,000	46,653
WHK Waterfront Mezz LLC	Mezzanine	Delayed Draw	19,091	19,091
Total			$440,842	$127,857
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
As of June 30, 2025, The Company had capital commitments totaling $634.0 million with unfunded commitments totaling $109.0 million and a percent called ratio of 82.8%. As of December 31, 2024, the Company had capital commitments totaling $526.5 million with unfunded commitments totaling $176.5 million and a percent called ratio of 66.5%. The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements:

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2025
(Unaudited)

Share Issue Date	Shares Issued	Net Proceeds Received
April 14, 2025	2,814,259	$75,000
January 15, 2025	3,769,318	100,000
November 14, 2024	2,786,033	75,000
August 7, 2024	4,250,388	110,000
July 10, 2024	2,347,417	60,000
June 20, 2024	4,199,999	104,999
April 8, 2024	60	2
Total Capital Drawdowns	20,167,474	$525,001
Distributions
The following table reflects the distributions paid on shares of the Company’s Common Stock during the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share
March 27, 2025	March 28, 2025	March 31, 2025	$0.69
December 26, 2024	December 31, 2024	January 22, 2025	$0.97
Note 10 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per Common Share for the three and six months ended June 30, 2025 and 2024.

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024 (2)
Basic and diluted
Net increase in net assets resulting from operations	$15,274	$1,405	$29,452	$1,009
Weighted average shares outstanding	19,765,437	512,254	18,274,440	512,254
Net increase in net assets resulting from operations per share (basic and diluted) (1)	$0.77	$2.74	$1.61	$1.97
(1) The Company does not have any outstanding anti-dilutive instruments as of June 30, 2025.
(2) Period from March 11, 2024 (inception) through June 30, 2024.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2025
(Unaudited)

Note 11 - Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024 (10)
Per share data:
Net asset value, beginning of period	$26.42	$—
Net investment income (4)	1.52	0.39
Net change in unrealized gain on investments (4)	0.09	1.58
Net increase in net assets resulting from operations (4)	1.61	1.97
Common Shareholder distributions from net investment income	(0.69)	—
Issuance of Common Shares	—	25.00
Net increase in net assets	0.92	26.97
Other (1)	—	(1.73)
Net asset value, end of period	$27.34	$25.24
Shares outstanding at end of period	20,167,474	4,200,059
Total return (2)	6.18%	0.96%

Ratio/Supplemental data attributable to Common Shares:
Total net assets attributable to Common Shares, end of period	551,293	106,010

Ratio of net investment income to average net assets attributable to common stock (3)(8)	10.72%	1.00%
Ratio of total expenses to average net assets attributable to common stock (3)(8)	12.61%	6.81%
Ratio of administrative fees to average net assets attributable to common stock	0.30%	2.21%
Ratio of net expenses to average net assets attributable to common stock (3)(8)	9.87%	0.13%
Ratio of gross operating expenses to average net assets attributable to Common Shares (3)(5)(8)	3.68%	6.81%
Ratio of net operating expenses to average net assets attributable to Common Shares (3)(6)(8)	0.93%	0.13%
Ratio of total investment income less interest and debt fees to average net assets attributable to Common Shares (3)(7)(8)	11.65%	1.14%
Portfolio turnover rate (9)	0.83%	—%
(1) Represents the impact of calculating certain per share amounts based on weighted average Common Shares outstanding during the period and certain per share amounts based on Common Shares outstanding as of period end.
(2) Total return is calculated as the change in total value of shares during the period, plus the impact of any distributions assumed to be reinvested, divided by the total value of shares at the beginning of the period. Total return is for the period indicated and has not been annualized.
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
(10) Period from March 11, 2024 (inception) through June 30, 2024.

FRANKLIN BSP REAL ESTATE DEBT BDC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2025
(Unaudited)

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

Note 13 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q. The following activity took place subsequent to the six months ended June 30, 2025.
Distributions Declared
On August 11, 2025, the Board declared a distribution equal to $0.74 per share to holders of record as of June 30, 2025.

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

Portfolio, Investment Activity And Results Of Operations
As of June 30, 2025 and December 31, 2024, the Company had investments in sixty-one loans and five real estate securities across five industries and investments in thirty-seven loans and three real estate securities across six industries, respectively. Based on fair value as of June 30, 2025 and December 31, 2024, 99.6% and 99.3%, respectively, of the Company’s loan portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 99.6% and 99.3% of the Company’s loan portfolio at fair value had an interest rate floor denoted in SOFR as of June 30, 2025 and December 31, 2024, respectively. The weighted average index floor across the Company’s floating-rate loan portfolio was approximately 3.45% and 3.47%, respectively, as of June 30, 2025 and December 31, 2024. These floors allow the Company to mitigate (to a degree) any impact of spread widening on the valuation of the Company’s investments. As of June 30, 2025 and December 31, 2024, the Company’s estimated weighted average total yield of investments in loans was 7.94% and 7.85%, respectively. Weighted average yields are based on interest rates as of June 30, 2025 and December 31, 2024.
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
The distribution of the Company’s CRE loan portfolio on the Advisor’s Internal Risk Rating System as of June 30, 2025 and December 31, 2024 is as follows (dollars in thousands):

	As of June 30, 2025
Internal Performance Rating	Fair Value	Percentage of Total Investments	Number of Portfolio Companies
1	—	—%	—
2	1,214,701	98.2%	60
3	22,320	1.8%	1
4	—	—%	—
5	—	—%	—
Total	$1,237,021	100.0%	61

As of December 31, 2024
Internal Performance Rating	Fair Value	Percentage of Total Investments	Number of Portfolio Companies
1	—	—%	—
2	813,864	100.0%	37
3	—	—%	—
4	—	—%	—
5	—	—%	—
Total	$813,864	100.0%	37

The following tables show the investment portfolio composition by industry grouping based on fair value at June 30, 2025 and December 31, 2024, respectively (dollars in thousands):

	At June 30, 2025
	Investments at Fair Value(1)	Percentage of Total Portfolio
Multifamily	$903,390	70.8%
Hospitality	209,088	16.4%
Industrial	99,440	7.8%
Mixed Use	48,871	3.8%
Self Storage	15,142	1.2%
Total	$1,275,931	100.0%
(1) Investments include real estate securities.

	At December 31, 2024
	Investments at Fair Value (1)	Percentage of Total Portfolio
Multifamily	$594,636	70.6%
Hospitality	133,367	15.8%
Industrial	50,452	6.0%
Mixed Use	48,871	5.8%
Self Storage	15,530	1.8%
Total	$842,856	100.0%
(1) Investments include real estate securities.

The following tables present a summary of changes in fair value of Level 3 assets by investment type for the six months ended June 30, 2025 and for the period from March 11, 2024 (date of inception) to December 31, 2024 (amounts in thousands):

	For the six months ended June 30, 2025
	Senior Mortgage (1)	Mezzanine (1)	Total
Balance as of January 1, 2025	$799,660	$14,204	$813,864
Origination of loans	420,890	11,182	432,072
Loan origination fees collected	(4,447)	(272)	(4,719)
Net accretion on investments	2,925	122	3,047
Net unrealized gains (losses) (2)	1,522	172	1,694
Sales of real estate securities	—	—	—
Balance as of June 30, 2025	$1,211,613	$25,408	$1,237,021
(1) There were no transfers into or out of Level 3 for the six months ended June 30, 2025.
(2) Represents the total amount of unrealized gains relating to the Company’s Level 3 assets held as of June 30, 2025.

	For the period from March 11, 2024 (date of inception) to December 31, 2024
	Senior Mortgage (1)	Mezzanine (1)	Total
Balance as of March 11, 2024	$—	$—	$—
Origination of loans	799,659	21,682	821,341
Loan origination fees collected	(8,642)	(241)	(8,883)
Net accretion on investments	885	21	906
Net change in unrealized appreciation (depreciation) on investments (2)	7,758	137	7,895
Sales of investments	—	(7,390)	(7,390)
Net realized gains (losses)	—	(5)	(5)
Balance as of December 31, 2024	$799,660	$14,204	$813,864
(1) There were no transfers into or out of Level 3 for the period from March 11, 2024 (date of inception) to December 31, 2024.
(2) Represents the total amount of unrealized gains relating to the Company’s Level 3 assets held as of December 31, 2024.

Consolidated Results Of Operations
The following table represents our operating results for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024 (1)
Total investment income (loss)	$27,232	$226	$49,975	$226
Total expenses	16,465	1,311	30,615	1,722
Less: waivers	(4,135)	(1,681)	(8,442)	(1,696)
Net investment income (loss)	14,902	596	27,802	200
Change in unrealized appreciation from investments	379	809	1,657	809
Distributions paid to Series A Cumulative Preferred Shareholders	7	—	7	—
Net increase (decrease) in net assets resulting from operations	$15,274	$1,405	$29,452	$1,009

Weighted average shares outstanding	19,765,437	512,254	18,274,440	512,254
Net Investment Income per share (basic and diluted)	$0.75	$1.16	$1.52	$0.39
Net increase in net assets resulting from operations per share (basic and diluted) (2)	$0.77	$2.74	$1.61	$1.97
(1) Period from March 11, 2024 (inception) through June 30, 2024
(2) The Company did not have any outstanding anti-dilutive instruments as of June 30, 2025.
Revenues
Revenues were as follows (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024 (1)
Investment Income
From non-controlled, non-affiliated investments:
Interest income	$26,437	$226	$48,482	$226
Fees and other income	795	—	1,493	—
Total investment income (loss)	$27,232	$226	$49,975	$226
(1) Period from March 11, 2024 (inception) through June 30, 2024
Total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was $1.3 billion as of June 30, 2025 and, as of such date, all of the Company’s debt investments were income-producing.
Interest income on the loans the Company originates and the Company’s real estate securities is dependent on the composition and credit quality of the portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2025, all of the Company’s investments were performing and current on their interest payments.
Change in Unrealized Appreciation from Investments
The change in unrealized appreciation from investments was driven by the mark-to-market of our investments to fair value from amortized cost after considering portfolio growth and accretion of discounts. Market prices for senior mortgage and mezzanine investments were approved by the Company’s Valuation Designee to be marked at par.

Expenses
Expenses were as follows (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024 (1)
Expenses:
Interest and debt fees	$11,960	$—	$21,688	$—
Incentive Fees	1,963	—	3,735	—
Management fees	1,533	68	2,792	83
Administration fees	236	440	726	440
Directors’ fees	27	—	54	—
Organizational costs	—	189	—	585
Legal expenses	244	—	556	—
Other expenses	502	614	1,064	614
Total expenses	$16,465	$1,311	$30,615	$1,722
Less: waivers	(4,135)	(1,681)	(8,442)	(1,696)
Net expenses	$12,330	$(370)	$22,173	$26
(1) Period from March 11, 2024 (inception) through June 30, 2024
Interest and debt fees was driven by the ramp up of the Company’s portfolio and subsequent leveraging through repurchase agreements and amortization of deferred financing costs.
Incentive fees and management fees have increased as capital has been called and utilized to grow the Company’s portfolio. Administration fees are derived from an agreed upon reimbursable amount based on employee time charged and allocated to the Company.
Organizational costs include expenses incurred in the Company’s initial formation and the Company’s offering of Common Shares. Other expenses include valuation, custody, sub-administration and other costs. Waivers include organizational costs and management and incentive fee waivers.
Returns

	For the six months ended June 30,
	2025	2024(8)
Per share data:
Net asset value, beginning of period	$26.42	$—
Issuance of Common Shares	—	25.00
Increase in net assets from operations	1.61	0.24
Distributions	(0.69)	—
Other (7)	—	—
Net increase in net assets	0.92	25.24
Net asset value, end of period	$27.34	$25.24
Shares outstanding at end of period	20,167,474	4,200,059
Total return (1)	6.18%	0.96%
Total economic return(2)	14.83%	41.70%

Net interest margin (3)	11.65%	1.14%

Operating expense ratio (4)	3.68%	6.81%
Waivers	(2.75)%	(6.68)%
Net expense ratio (5)	0.93%	0.13%
Net return (6)	10.72%	1.00%
(1) Total return is calculated as the change in total value of shares during the period, plus the impact of any distributions assumed to be reinvested, divided by the total value of shares at the beginning of the period. Total return is for the period indicated and has not been annualized.
(2) The Company commenced investment operations after its capital call on June 20, 2024. For the period ended June 30, 2025, the Company’s economic return of 14.83% is based on the last twelve months of operations. From June 20, 2024 through the period ended June 30, 2024, the Company’s economic return was 41.70%.
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
(8) Period from March 11, 2024 (inception) through June 30, 2024
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
The following table provides a reconciliation of GAAP metrics to Adjusted Distributable Earnings for the six months ended June 30, 2025 and 2024 :

	For the six months ended June 30,
	2025	2024(1)
Net increase in net assets resulting from operations	$29,452	1,009
Net change in unrealized (appreciation) depreciation	(1,657)	(809)
Accretion on loan origination income into interest income	(3,059)	(3)
Loan origination fees collected	4,741	812
Adjusted distributable earnings as of June 30, 2025	$29,477	$1,009
(1) Period from March 11, 2024 (inception) through June 30, 2024
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
The Company may seek to enter into bank debt, credit facility and/or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors. As of June 30, 2025 and December 31, 2024 the Company had $758.6 million and $501.2 million, respectively, of borrowings outstanding.
Cash Equivalents
The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity such that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had no cash equivalents.
Repurchase Agreements
On June 24, 2024, the Company’s wholly, consolidated subsidiary, FBRED BDC BB FLOAT, LLC (“Barclays SPV”), entered into a master repurchase agreement (“Barclays Agreement”), with the Barclays SPV as the seller, and Barclays Bank PLC as the purchaser. On February 20, 2025, the Company increased the aggregate commitment to purchase loans under the Barclays Agreement from $250 million to $400 million. Obligations under the Barclays SPV are secured by a first priority security interest in all of the loans pledged under Barclays SPV. The obligations of Barclays SPV under the Barclays Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays agreement will mature, and will be due and payable, on the maturity date, which is June 24, 2027. The Barclays agreement bears interest at one-month SOFR plus an average spread of 1.67%.
On July 3, 2024, the Company’s wholly, consolidated subsidiary, FBRED BDC High Yield Securities, LLC (“JPM Repo SPV”), entered into a master repurchase agreement (“JPM Repo Agreement”), with the JPM Repo SPV as the seller, and J.P. Morgan Securities LLC as the purchaser. There is no maximum aggregate commitments to purchase real estate securities under the JPM Repo Agreement. Obligations under the JPM Repo SPV are secured by a first priority security interest in all of the real estate securities pledged under JPM Repo SPV. The obligations of JPM Repo SPV under the JPM Repo Agreement are nonrecourse to the Company. Any amounts borrowed under the JPM Repo agreement will mature, and will be due and payable when the pledged real estate securities mature or are sold by the Company. The JPM Repo agreement bears interest at one-month SOFR plus an average spread of 0.97%.
On August 14, 2024, the Company’s wholly, consolidated subsidiary, FBRED BDC JPM Seller, LLC (“JPM SPV”), entered into a master repurchase agreement (“JPM Agreement”), with the JPM SPV as the seller, and JPMorgan Chase Bank, National Association as the purchaser. The aggregate commitments to purchase the loans under the JPM Agreement are $500 million. Obligations under the JPM SPV are secured by a first priority security interest in all of the loans pledged under JPM SPV. The obligations of JPM SPV under the JPM Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays agreement will mature, and will be due and payable, on the maturity date, which is August 14, 2026. The JPM agreement bears interest at one-month SOFR plus an average spread of 1.88%.
On August 28, 2024, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC High Yield Securities, LLC (“Barclays Repo SPV”), entered into a master repurchase agreement (the “Barclays Repo Agreement”), with the Barclays Repo SPV as the seller, and Barclays Bank PLC as the purchaser. There is no maximum aggregate commitments to purchase real estate securities under the Barclays Repo Agreement. Obligations under the Barclays Repo SPV are secured by a first priority security interest in all of the real estate securities pledged under Barclays Repo SPV. The obligations of Barclays Repo SPV under the Barclays Repo Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays Repo Agreement will mature, and will be due and payable when the pledged real estate securities mature or are sold by the Company. The Barclays Repo Agreement bears interest at one-month SOFR plus an average spread of 1.00%.
On September 3, 2024, the Company’s wholly, consolidated subsidiary, FBRED BDC Landings Finance, LLC (“Webster SPV”), entered into a master repurchase agreement (“Webster Agreement”), with the Webster SPV as the seller, and Webster Bank, National Associate as the purchaser. The aggregate commitment to purchase a loan under the agreement is $15.9 million. Obligations under the Webster SPV are secured by a first priority security interest in the loan pledged under Webster SPV. The obligations of Webster SPV under the Webster Agreement are nonrecourse to the Company. Any amounts borrowed under the Barclays agreement will mature, and will be due and payable, on the maturity date, which is July 9, 2026. The Webster agreement bears interest at one-month SOFR plus a spread of 1.95%.
On March 13, 2025, the Company’s wholly-owned, consolidated subsidiary, FBRED BDC WWH Seller, LLC ("Wells Fargo SPV"), entered into a Master Repurchase and Securities Contract agreement (the "Wells Fargo Agreement"), with the Wells Fargo SPV as the seller, and Wells Fargo Bank, National Association, as the purchaser. The aggregate commitments to purchase the loans under the Wells Fargo Agreement is $150 million. Obligations under the Wells Fargo SPV are secured by a first priority security interest in all of the loans pledged under Wells Fargo SPV. The obligations of Wells Fargo SPV under the Wells Fargo Agreement are nonrecourse to the Company. Any amounts borrowed under the Wells Fargo Agreement will mature, and will be due and payable, on the maturity date, which is March 13, 2027. The Wells Fargo Agreement bears interest at one-month SOFR plus an average spread of 1.65%.

The following table represents the Company's repurchase agreements as of June 30, 2025:

	Maturity Date	Interest Expense Incurred	Ending Weighted Average Interest Rate	Amount Pledged	Amount per Consolidated Statements of Assets and Liabilities
FBRED BDC BB FLOAT, LLC (“Barclays SPV”)	6/24/2027	$7,663	5.99%	$474,336	$290,853
FBRED BDC High Yield Securities, LLC ("JPM Repo SPV")	N/A	358	5.23%	18,875	15,862
FBRED BDC JPM Seller, LLC ("JPM SPV")	8/14/2026	11,487	6.22%	592,115	398,571
FBRED BDC Landings Finance, LLC (“Webster SPV”)	7/9/2026	502	6.27%	21,219	15,914
FBRED BDC High Yield Securities, LLC ("Barclays Repo SPV")	N/A	322	5.32%	15,111	$11,938
FBRED BDC WWH Seller, LLC ("Wells Fargo SPV")	3/13/2027	326	5.98%	34,000	25,500
Total		$20,658	6.09%	$1,155,656	$758,638
The combined weighted average borrowings outstanding was $674.1 million as of June 30, 2025.

The following table represents the Company's repurchase agreements as of December 31, 2024:

	Maturity Date	Interest Expense Incurred	Ending Weighted Average Interest Rate	Amount Pledged	Amount per Consolidated Statements of Assets and Liabilities
FBRED BDC BB FLOAT, LLC (“Barclays SPV”)	6/24/2027	$4,673	6.27%	$297,541	$215,594
FBRED BDC High Yield Securities, LLC ("JPM Repo SPV")	N/A	$283	5.61%	13,875	11,576
FBRED BDC JPM Seller, LLC ("JPM SPV")	8/14/2026	$3,025	4.70%	344,407	246,058
FBRED BDC Landings Finance, LLC (“Webster SPV”)	7/9/2026	$363	6.50%	21,219	15,914
FBRED BDC High Yield Securities, LLC ("Barclays Repo SPV")	N/A	$9	1.00%	15,111	12,058
Total		$8,353	5.36%	692,153	501,200
The combined weighted average borrowings outstanding was $156.2 million as of December 31, 2024.
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 8, 2024, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 172.7% and 171.6%, respectively.

At June 30, 2025, the carrying amount of the Company's repurchase agreements approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's repurchase agreements is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2025, the Company's borrowings would be deemed to be Level 3, as defined in Note 5 - Fair Value Measurement to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of June 30, 2025 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
FBRED BDC BB FLOAT, LLC (“Barclays SPV”) (1)	$290,853	$—	$290,853	$—	$—
FBRED BDC High Yield Securities, LLC ("JPM Repo SPV") (2)	15,862	15,862	—	—	—
FBRED BDC JPM Seller, LLC ("JPM SPV") (3)	398,571	—	398,571	—	—
FBRED BDC Landings Finance, LLC (“Webster SPV”) (4)	15,914	—	15,914	—	—
FBRED BDC High Yield Securities, LLC ("Barclays Repo SPV") (5)	11,938	11,938	—	—	—
FBRED BDC WWH Seller, LLC ("Wells Fargo SPV") (6)	25,500	—	25,500	—	—
Total	$758,638	$27,800	$730,838	$—	$—
(1) As of June 30, 2025, we had $109.1 million in unused borrowing capacity under the Barclays SPV, subject to borrowing base limits.
(2) As of June 30, 2025, we had $3.0 million in unused borrowing capacity under the JPM Repo SPV, subject to borrowing base limits.
(3) As of June 30, 2025, we had $101.4 million in unused borrowing capacity under the JPM SPV, subject to borrowing base limits.
(4) As of June 30, 2025, we had $5.3 million in unused borrowing capacity under the Webster SPV, subject to borrowing base limits.
(5) As of June 30, 2025, we had $3.2 million in unused borrowing capacity under the Barclays Repo SPV, subject to borrowing base limits.
(6) As of June 30, 2025, we had $8.5 million in unused borrowing capacity under the Wells Fargo SPV, subject to borrowing base limits.

In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2025, the Company had unfunded commitments on delayed draw term loans of $154.8 million. As of June 30, 2025, the Company’s unfunded commitments consisted of the following (amounts in thousands):

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
188 West St James Owner, LLC	Senior Mortgage	Delayed Draw	$63,812	$21,054
1915 WBP Owner, LLC	Senior Mortgage	Delayed Draw	11,255	910
26 W 9th Street LLC	Senior Mortgage	Delayed Draw	25,210	5,387
26 W 9th Street LLC	Mezzanine	Delayed Draw	2,801	467
300 Pressler Street Owner, LLC	Mezzanine	Delayed Draw	2,218	2,095
300 Pressler Street Owner, LLC	Senior Mortgage	Delayed Draw	11,489	10,849
50 West BSP Owner LLC	Mezzanine	Delayed Draw	2,656	75
50 West BSP Owner LLC	Senior Mortgage	Delayed Draw	44,107	1,242
6304 Sheriff Road LLC	Senior Mortgage	Delayed Draw	40,350	3,599
AREIT RE 1505 Exchange LLC & AREIT RE Woodlands LLC	Senior Mortgage	Delayed Draw	38,000	4,000
Blue Suede Hospitality Group	Senior Mortgage	Delayed Draw	19,510	1,174
Creekside Logistics Center Owner, LLC	Senior Mortgage	Delayed Draw	14,701	4,491
Grand Cypress Apartments, LLC	Senior Mortgage	Delayed Draw	50,000	772
GVP TC Wilmer Property Owner, LLC	Senior Mortgage	Delayed Draw	46,027	6,874
Hallandale Oasis 2019 LLC	Senior Mortgage	Delayed Draw	19,837	13,268
Insite Orlando Two, LLC	Senior Mortgage	Delayed Draw	22,795	6,928
Olymbec Viscount LLC	Senior Mortgage	Delayed Draw	8,819	460
Paraiso 256, LLC	Senior Mortgage	Delayed Draw	29,896	450
Rise Bridgeview, LLC	Senior Mortgage	Delayed Draw	12,724	1,987
Rise Stone Gate, LLC & Artic Investments, LLC	Senior Mortgage	Delayed Draw	9,050	1,465
S2 Pleasantdale LLC	Senior Mortgage	Delayed Draw	22,809	3,534
SL 418, LLC	Senior Mortgage	Delayed Draw	48,701	719
WHK Waterfront Urban Renewal LLC	Senior Mortgage	Delayed Draw	50,000	46,416
WHK Waterfront Urban Renewal LLC	Mezzanine	Delayed Draw	19,091	16,576
Total			$615,858	154,792

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
Capital Commitments
The following table shows the funded capital commitments and total capital commitments from investors as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

June 30, 2025
	Capital Commitments	Funded Capital Commitments	% of Capital Commitments
Common Shares	$634,002	$525,001	82.8%

December 31, 2024
	Capital Commitments	Funded Capital Commitments	% of Capital Commitments
Common Shares	$526,500	$350,001	66.5%

Unregistered Sales of Equity Securities
As of June 30, 2025, The Company had capital commitments totaling $634.0 million with unfunded commitments totaling $109.0 million and a percent called ratio of 82.8%. As of December 31, 2024, the Company had capital commitments totaling $526.5 million with unfunded commitments totaling $176.5 million and a percent called ratio of 66.5%. The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements:

Share Issue Date	Shares Issued	Net Proceeds Received
April 14, 2025	2,814,259	$75,000
January 15, 2025	3,769,318	$100,000
November 14, 2024	2,786,033	75,000
August 7, 2024	4,250,388	110,000
July 10, 2024	2,347,417	60,000
June 20, 2024	4,199,999	104,999
April 8, 2024	60	2
Total Capital Drawdowns	20,167,474	$525,001
Distributions
The amount of each distribution is subject to the discretion of our Board of Directors and applicable legal restrictions related to the payment of distributions. We calculate each shareholder’s specific distribution amount for the quarter using record and declaration dates.
The table shows the components of the distributions we declared and paid to common shareholders for the six months ended June 30, 2025 and for the period from March 11, 2024 (date of inception) to June 30, 2024 (dollars in thousands):

	For the six months ended June 30,
	2025	2024 (1)
Distributions declared	$12,000	$—
Distributions paid	$25,220	$—
Portion of distributions paid in cash	$25,220	$—
(1) Period from March 11, 2024 (inception) through June 30, 2024
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
As of June 30, 2025, our portfolio included sixty-five variable rate investments based on SOFR (or “indexing rates”) for various terms. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100, 200 or 300 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant, and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

Change in Interest Rates	Increase (Decrease) in Interest Income	(Increase)/Decrease in Interest Expense	Net Increase (Decrease) in Net Investment Income
(-) 25 Basis Points	$(3,176)	$941	$(2,235)
(+) 100 Basis Points	12,705	(3,762)	8,943
(+) 200 Basis Points	25,409	(7,524)	17,885
(+) 300 Basis Points	38,114	(11,286)	26,828
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2025, we were not subject to any material legal proceedings.

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

Date	Signature	Title

August 12, 2025	/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer (Principal Executive Officer)
August 12, 2025	/s/ Jerome Baglien Jerome Baglien	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)